Form 10-K
period 2024-12-28
KOPIN CORP
filed 2025-04-17
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the Registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 29, 2024 (the last business day of the registrant’s most recent second fiscal quarter), the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $99,230,825.

As of April 16, 2025, 162,067,000 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

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

We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. Such factors may be in addition to the risks described in Part I, Item 1A. “Risk Factors;” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and other parts of this Form 10-K. These factors include: our ability to source semiconductor components and other raw materials used in the manufacturing of our products amidst continued intermittent shortages, including from new and alternative suppliers; our ability to prosecute and defend our proprietary technology aggressively or successfully; our ability to recruit and retain personnel with experience and expertise relevant to our business; our ability to invest in research and development to achieve profitability even during periods when we are not profitable; any disruptions or delays in our supply chains, particularly with respect to semiconductor components, whether resulting from regional or global geopolitical developments, changes imposed by the new U.S. presidential administration, or otherwise; costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation; our ability to continue to introduce new products in our target markets; our ability to generate revenue growth and positive cash flow, and reach profitability; the strengthening of the U.S. dollar and its effects on the price of our products in foreign markets; the impact of new regulations and customer demands relating to conflict minerals; our ability to obtain a competitive advantage in the wearable technologies market through our extensive portfolio of patents, trade secrets and non-patented know-how; our ability to grow within our targeted markets; the importance of small form factor displays in the development of defense, consumer, and industrial products such as thermal weapon sights, safety equipment, virtual and augmented reality gaming, training and simulation products and metrology tools; the suitability of our properties for our needs for the foreseeable future; and our need to achieve and maintain positive cash flow and profitability.

Item 1.	Business

Overview

Corporate Background and Market Presence

As used herein, the terms “Company,” “we,” “us,” or “our” refer to Kopin Corporation, a Delaware corporation.

Kopin Corporation, a Delaware corporation that was incorporated in 1984 and is headquartered in Westborough, Massachusetts, is renowned for its innovative microdisplay technologies and optical systems, catering to defense, enterprise, industrial, consumer, and medical sectors. Our portfolio, as evidenced by our official website www.kopin.com, includes four types of miniature active-matrix liquid crystal displays (“AMLCDs”), liquid crystal on silicon (“LCOS”) displays, organic light emitting diode (“OLED”) displays, and emerging micro light emitting diode (“MicroLED”) displays, in addition to optics, electronics, and housings for subsystems which we call Application Specific Optical Solutions (“ASOS”). These microdisplays and subsystem solutions are all geared toward enhancing human performance when it matters most – in critical applications.

Within the reporting period, we announced a patent pending fifth-generation MicroDisplay called NeuralDisplay™ which is in development. The display is a bi-directional, human-in-the-loop and AI enabled backplane that can be manufactured into microdisplays using either OLED or MicroLED deposition technology.

While microdisplays are at the heart of everything we make, we also bring value to our customers through the design and manufacture of high-performance subsystems of ASOS which include optics, electronics, and housings that are designed to meet the rigorous performance, size, weight, power, and cost requirements of the applications into which they are used.

These products are critical for applications ranging from weapon mounted thermal sights to spatial computing devices and medical headsets. We have been supplying our microdisplays and ASOS to the U.S. Department of Defense for many years for solider centric systems, rotary and fixed wing aircraft and are developing products for armored vehicles and soldier carried missile systems. Our market reach now extends globally, with significant operations in the Americas, Asia-Pacific, and Europe. This global footprint and strategic focus underscore our capability to serve diverse and demanding markets, particularly in defense, where it supports both U.S. and international customers with development and production programs.

Strategic Initiatives and Recent Developments

Historically, we have focused on selling individual display components, but we have shifted our focus to offering higher-value complete solutions. These solutions integrate displays, optics, and drive electronics into subassemblies or headsets, catering to the growing demand for integrated, application-specific products – our ASOS. This move is supported by our proprietary technologies, which enable the design and manufacture of high-performance, rugged systems. The additional capability in offering complete solutions positions us to better serve our customers by offering a seamless integration of components, ensuring optimal performance and ease of use. This is a critical differentiator, as competitors like Samsung, LG, and Sony, while strong in display manufacturing, do not typically provide integrated subassemblies or headsets, requiring customers to handle the highly complex additional integration which requires complex processes, know-how and trade secrets, and specialized equipment and facilities to do correctly.

Our ability to meet specific customer needs is enhanced by our proprietary technologies, which include over 200 patents and patent applications covering microdisplays, optics, and related systems, providing a significant intellectual property advantage, as noted in recent patent filings. Technological edge allows us to develop products that are not only high-resolution and low power but also rugged enough for defense applications, such as pilot helmets and armored vehicle targeting systems.

The Company’s competitive edge is further strengthened by our focus on application-specific solutions, which cater to the unique requirements of each market segment. For example, in the industrial sector, we license wireless headset reference designs that integrate displays and optics for field service personnel, enhancing productivity. Similarly, in the medical field our stereoscopic 3D high-resolution headset is used by surgeons to provide comfortable and convenient visual support with more comfort and convenience.

ONE Kopin Strategic Initiative and Rebranding

In alignment with our “ONE Kopin” strategic initiative, we have undertaken a strategic initiative to reorganize and streamline our operations. This initiative will include a rebranding effort to unify our corporate identity, and as announced in recent corporate updates, includes the introduction of a new logo, corporate identity, and website, reflecting a modernized brand image.

Our unified business now operates through various market and technology groups, strategically located across multiple sites to support our global operations. These groups are organized by market segments (e.g., defense, industrial, consumer) and technology areas (e.g., AMLCD, FLCOS, OLED, MicroLED), with locations including Westborough, Massachusetts, Dalgety Bay, Scotland, and Reston, Virginia.

In addition to unifying our operations, we have also expanded and unified our sales and business development team, substantially increasing our investment in new customer acquisition, existing customer revenue and margin enhancement, and diversification of our customer base. In the defense, medical and industrial segments that we serve, product development cycles and transitions from development to manufacturing are lengthy. Therefore, maintaining a robust pipeline of active customer-funded development programs that will evolve into production programs is a critical part of growing revenues and expanding our customer base. In conjunction with our portfolio of unique microdisplays and ASOS, we have also invested heavily in our sales and business development group – nearly doubling the resources focused on acquisition of new customers and programs over the past 18 months.

This reorganization is designed to improve coordination and innovation, leveraging the strengths of each division under a single umbrella, and growing and diversify our customer base. Our multiple locations ensure global reach, supporting customers in the Americas, Asia-Pacific, and Europe as these regions become more focused on sovereign defense spending, medical research and semiconductor developments.

Product Portfolio and Technological Edge

Our product lineup is diverse, with four microdisplay technologies inclusive of both off-the-shelf and custom products, as well as complete headset solutions for training & simulation and medical applications, and ASOS sub-systems.

Manufacturing processes vary. For example, AMLCDs are designed in Westborough, then initial manufacturing steps occur in Taiwan and then the product is completed in Westborough, while FLCOS products are handled by our facility in Dalgety Bay, Scotland. Our OLED displays are designed in Westborough, the initial manufacturing occurs in South Korea, then they are completed in Europe or Asia. These displays are sold separately or integrated into subassemblies, including binocular modules and higher-level assemblies (“HLAs”) for defense, used in applications like weapon sights, pilot helmets, and training headsets.

Our development of OLED and MicroLED displays, including color and monochrome variants with capabilities such as NeuralDisplay™ Artificial Intelligent (“AI”) based eye-tracking, signifies our forward-looking approach to deliver new capabilities designed to enhance human performance where and when it matters most. Additionally, we offer display drivers, application-specific integrated circuits (“ASICS”), optical lenses, and backlights, manufactured by third parties, complementing its core offerings.

Revenue Streams and Market Opportunities

Revenue generation derives primarily from the sale of displays, optical components, and Application Specific Optical Solutions (ASOS) that we manufacture for defense, industrial, medical and training and simulation applications, alongside customer-funded development contracts for U.S. defense programs. This dual revenue stream ensures stability and growth potential. Most of the programs designed for these market segments tend to run for extended time periods, yielding multiple years of revenue and margin streams.

We are particularly well-positioned for the emerging augmented reality (AR) and virtual reality (VR) markets, leveraging our technology and intellectual property. Our unique position as the only known USA-based provider offering AMLCDs, LCOS, OLED and MicroOLED Displays, combined with optics, enhances our ability to offer the market the best solution for each unique application, serving customers based on their specific needs. This is a significant competitive advantage for us. The addition of AI Enabled backplane architectures and pending patent applications in this area puts us at the forefront of display technology for consumer and defense applications.

Research and Development Focus

Internally funded research and development is concentrated on advancing OLED, MicroLED, and other display technologies such as bi-directional pixel architectures and software defined, AI enabled backplane architectures. Historically, we have invested in headset systems for emerging industrial and consumer markets, now licensed under agreements that may include royalties and purchase commitments. We believe this licensing strategy results in revenue from past innovations while freeing resources for new developments.

Funded Research and Development

We have entered various development contracts with agencies and prime contractors of the U.S. Government and commercial customers. These contracts help support the continued development of our core technologies. A substantial percentage of our revenue derives from Funded Research and Development, focusing on developing custom product solutions, particularly for the U.S. defense industry. These programs are typically fixed price and span several years, aiming for production orders post-design completion and are cancellable at short notice. The knowledge gained, as per corporate strategy outlines, enhances our expertise, positioning us for future business opportunities. The potential for technologies developed for defense to eventually transition to commercial and consumer applications underscores long-term growth prospects.

Operational Flexibility and Market Adaptability

A key aspect of our operations is our flexibility in sourcing, purchasing, and developing display backplanes and deposition solutions from other companies for integration with proprietary optics and headset designs, particularly in new or cost-sensitive markets. This adaptability ensures competitiveness and responsiveness to market dynamics, geo-political conflicts, tariffs, and US Department of Defense and Asian and European defense requirements for country-of-origin and source of supply requirements.

We have shifted our business development efforts to focus on markets where we have a greater competitive advantage and as a result revenues from defense applications have increased. Sales to significant non-affiliated customers for fiscal years 2024, 2023 and 2022, as a percentage of total revenues, were as follows:

	Sales as a Percent of Total Revenue
	Fiscal Year
	2024	2023	2022
Customer
Defense Customers in Total	82%	56%	52%
DRS Network & Imaging Systems, LLC	65%	33%	40%
Collins Aerospace	11%	27%	28%
Funded Research and Development Contracts	12%	33%	30%

Our fiscal year ends on the last Saturday in December. The fiscal years ended December 28, 2024, December 30, 2023, and December 21, 2022, are referred to herein as fiscal years 2024, 2023 and 2022, respectively.

Augmented and Virtual Reality

Kopin Corporation, a leader in optical solutions, has expressed views on the future of augmented reality (“AR”) and virtual reality (“VR”) in defense, industrial, and consumer sectors. Our opinion on these technologies reflects current market dynamics and technological advancements. The focus is on the adoption trends, necessary technological developments, and the ongoing challenge of balancing performance and cost in display technologies.

Industry Overview and Market Interest

We believe, and current trends support, that defense, industrial, and consumer companies are increasingly integrating AR and VR into their operations, which we believe positions us very well for business expansion given our expertise in these technologies. These technologies are viewed as innovative applications and computing platforms, transforming how sectors operate. For instance:

●	Defense Sector: AR and VR are pivotal for training simulations, such as the U.S. Army’s Integrated Visual Augmentation System Next (“IVAS”), which enhances soldier capabilities through real-time data overlays. VR is also used for high-fidelity training in simulated combat environments. Thermal Weapon Sights, Night Vision Goggles (“NVGs”) and integrated helmet systems for pilots, tank gunners and first-person viewers (“FPV”) for drone control are all burgeoning applications.
●	Industrial Sector: AR has been adopted for maintenance and repair, allowing workers to access real-time diagrams and remote expert assistance, boosting productivity. VR is utilized for training in hazardous settings, by companies such as RealWear among others.
●	Medical Sector: AR headsets offer surgeons significant advantages over the historical arrangement of having multiple monitors in the operating suite. The headset provides surgeons with the physical convenience and comfort of maintaining direct view of the patient while being able to refer to the images provided by the headset as opposed to needing to look away at a separate monitor or monitors positioned at various locations in the operating suite. We are seeing significant interest for our headset system in this emerging area among both surgeons and though our partnerships with the leading surgical/optical equipment providers.
●	Consumer Sector: The consumer market has seen significant activity, driven by products such as Apple’s Vision Pro, released in 2024, and other VR headsets such as Oculus. While these products have yet to reach the “tipping point” with widespread adoption, each new iteration of product brings in new users, and we believe that in the long-term as foundational technologies (microdisplays and optics), product designs and application software all improve, adoption will grow significantly.

This widespread interest underscores the potential for AR and VR to become mainstream, but their growth is contingent on several technological advancements.

Necessary Technological Advancements

For AR and VR markets to mature and expand, sustained investment and innovation are required in the following areas:

1.	Display Technology:
	o	The demand for higher performance is evident, with a need for displays offering superior resolution, brightness, and field of view. Emerging technologies such as MicroLED and next-generation OLED are at the forefront, providing high contrast and energy efficiency. For example, MicroLED’s potential for high brightness makes it suitable for outdoor AR applications. The challenge is to integrate these advancements while reducing size, weight, power consumption and costs, as high-end displays currently contribute significantly to device prices.
2.	Optics:
	o	Optical systems require improvements to enhance visual clarity and user comfort. Lightweight and compact designs are crucial, especially for prolonged use in AR glasses and VR headsets. Advances in lens materials and designs are underway, aiming to reduce weight and improve optical performance.
3.	Application Software:
	o	Robust and user-centric application software is vital to unlock the full utility of AR and VR. This includes developing applications for diverse use cases, such as complex defense simulations, industrial maintenance guides, and immersive consumer gaming experiences. The proliferation of app ecosystems, supported by platforms like ATAK™, Wilcox CLAW™ and others, is driving this development while our NeuralDisplay™ software development will focus on developing the associated protocols to integrate with key customers’ systems, in this domain.

Our updated opinion reflects a robust and growing interest in AR and VR across defense, industrial, and consumer sectors. The path to widespread adoption hinges on continuous innovation in display technology, optics, application software, and software integration, with a particular emphasis on balancing performance and cost. The integration of advanced bi-directional, human-in-the-loop sensing, coupled with low power, edge node algorithms will also be required to enable the performance requirements for Defense, Consumer and Medical applications.

Our Solution and Technology

Kopin Corporation is a leader in high-performance optical solutions, focusing on microdisplays and related technologies for various markets. We design and manufacture small form factor displays, including AMLCDs, LCOS, OLED, and developing MicroLED, along with optical lenses, backlights, and ASICs. The Company recently invented a fifth generation microdisplay architecture, NeuralDisplay™ which includes bi-directional, human-in-the-loop and AI-based algorithms resident within the backplane of the display. This technological advancement can be utilized with either OLED or MicroLED depositions. These components are used in defense, industrial, medical, and consumer applications, offering complete solutions that include subassemblies and headsets.

Products and Applications

Our displays are critical for near-eye applications, such as thermal weapon sights and pilot helmets in defense, wearable headsets for field service in industry, surgeon headsets in medical fields, and spatial computing devices for consumers. Their subassemblies combine displays, optics, and electronics, designed to survive extreme conditions like weapon fire shock and vibration, while headsets are standalone products, our displays and subsystems are integrated into the finished products built by our customers.

Competitive Edge

A critical aspect of our business is our ability to offer tailored and complete solutions, not just displays, which differentiate us from competitors. We offer active-matrix liquid crystal, organic light emitting diode, ferroelectic liquid crystal on silicon and inorganic light emitting diode microdisplays as stand-alone products and in modules and subassemblies which include our optics and electronics. Furthermore, we believe we are the only USA based, small business that offers five variants of microdisplay technologies which provide a vast array of technological options for customers’ application needs. A “small business” as defined in U.S. procurement may receive preferential treatment in awarding contracts. We can assist customers with choosing and customizing the right display architecture for their unique application as compared to competitors who only offer one technology, for all applications. Specifically, our strategy enables us to design products for rugged environments, a key advantage in defense and industrial markets, while offering these solutions to be manufactured in multiple locations within the USA and Europe.

Detailed Analysis of Kopin Corporation’s Technology and Market Position

Kopin Corporation, a leader in optical solutions, is recognized for our advanced microdisplay technologies and related products, catering to defense, industrial, medical, and emerging consumer AR and VR markets. This analysis, prepared as of March 2025, provides a comprehensive overview of the Company’s technology, products, strategy, and market position. The focus is on detailing the Company’s capabilities, competitive advantages, and potential risks, ensuring a thorough understanding of potential investment decisions.

Corporate Background and Technology Portfolio

We design and manufacture a range of small form factor displays, including AMLCDs, LCOS displays, OLED displays, and are developing MicroLED displays. These displays are complemented by optical lenses, backlights, and ASICs, forming the backbone of our product offerings.

Our technology extends beyond individual components to include subassemblies and headsets, which integrate displays, optics, and electronics. These products are designed to withstand extreme environmental conditions, such as the shock and vibration experienced in weapons fire, making them particularly suitable for defense applications. This capability is a critical differentiator, as it ensures reliability in rugged environments, a key requirement for defense, medical and industrial customers.

Our AMLCDs, branded as CyberDisplay® products, utilize a proprietary process involving the transfer of integrated circuits from silicon wafers to glass. This process, detailed in corporate disclosures, enables greater miniaturization, higher pixel density, lower power consumption, and higher brightness compared to conventional active-matrix LCDs. The manufacturing involves initial steps at foundries in Taiwan, with final assembly at our facility in Westborough, Massachusetts, as noted in recent financial reports.

LCOS displays, manufactured by our subsidiary Kopin Europe Limited (“KEL”) in Scotland, are reflective and used in 3D optical inspection equipment, offering high-speed, high-density imaging capabilities.

OLED displays, with their emissive nature, provide high contrast and fast response times, making them ideal for AR and VR applications. We have recently launched a new OLED display with improved brightness and resolution, aimed at the AR/VR market, as announced in November 2024.

MicroLED displays are in development, promising high brightness, wide viewing angle, excellent contrast, and potentially low cost. We received a patent for our MicroLED manufacturing process in September 2024, which is expected to enhance production efficiency and reduce costs, positioning the Company for future growth in this emerging technology.

NeuralDisplay™ architecture is a software-based development focused on integrating bi-directional sensing into the subpixel of either an OLED or MicroLED display. We believe this patent pending technology will reduce the size, weight, power consumption of consumer and defense AR solutions by reducing several cameras which are required for eye-tracking, gaze, and dynamic brightness and contrast controls. The display system is being designed to utilize software and AI accelerating algorithms to adjust the display image and thereby reduce nausea, latency, and overall system weight which will increase user comfort and battery life.

Product Offerings and Applications

Our products are utilized across multiple sectors, each with specific applications:

●	Defense: Currently includes thermal weapon rifle sights, fixed and rotary wing pilot helmets and training and simulation headsets and are designed for armored vehicle targeting systems and soldier deployed missile systems. These applications require displays and subassemblies that are manufactured to exact specifications so that they can endure extreme conditions, such as repetitive shock and vibration.
●	Industrial: Focuses on 3D automated optical inspection (3D AOI) systems that use our displays as spatial light modulators. 3D AOI are quality control systems used in production lines that manufacture products such as cell phones. Our products are also used in headsets for field service personnel, enabling hands-free access to data, schematics, and videos for production or repairs. The Company licenses to our customers wireless industrial headset reference designs, which integrate displays, optics, and electronics, enhancing productivity.
●	Medical: Targets surgeon headsets, allowing real-time visual aid during medical procedures, improving precision and efficiency. We are developing medical headsets to expand our presence in this market, as mentioned in recent updates.
●	Consumer: Includes recreational rifle scopes and potential AR/VR applications, with OLED and MicroLED displays being key for immersive experiences. Our strategy is to leverage defense and industrial technologies for consumer market entry.

Our subassemblies, such as HLAs for defense, combine displays, optics, and electronics in sealed housings, designed for exact tolerances to meet rugged environment requirements. Headsets, on the other hand, are standalone products that interface with larger systems, requiring significant know-how in design, materials selection, assembly, and testing.

Manufacturing and Supply Chain

Our manufacturing process varies by product. AMLCDs involve initial fabrication at Taiwan foundries, with final assembly in Westborough, Massachusetts, using proprietary Wafer Engineering technology. LCOS displays are manufactured at Kopin Europe Limited in Scotland, ensuring localized production capabilities. For OLED displays, we design the critical backplane and outsource manufacturing to foundries, adopting a fabless model to reduce capital costs and leverage existing infrastructure with best of class manufacturing partners globally.

Optical lenses and backlights are either developed internally or licensed, with third-party manufacturing used to meet specifications. This approach reduces investment in plants and equipment, allowing us to stay agile and adapt to technological advancements.

Our ASOS products are currently manufactured using a significant amount of direct labor. However, we have implemented initiatives to automate many of the processes required to manufacture the products. For example, we removed human defect inspection of lenses and changed the process to use camera inspection.

Strategy and Market Expansion

Our strategy is centered on participating in U.S. defense development programs, funded by government agencies and prime contractors, to develop leading-edge microdisplay technologies. This approach supplements internal R&D budgets and enhances expertise, with revenues from these contracts contributing significantly to past years.

We also utilize Small Business Innovation Research (“SBIR”) and Cooperative Research & Development Awards (“CRADA”) to work with Defense end-users directly to learn, develop, demonstrate, and commercialize new technologies.

The knowledge gained is leveraged for industrial, medical, and consumer applications, aiming to diversify revenue streams. We maintain a broad intellectual property portfolio, with approximately 200 patents and patent applications, covering microdisplays, optics, and related technologies, which we believe provides a technology and manufacturing platform competitive advantage.

We are also developing software-defined backplanes with AI capabilities, known as NeuralDisplay™, to address specific use cases in defense and consumer markets, indicating a forward-looking approach to innovation, as mentioned in recent product development updates.

Markets, Customers, and Financial Performance

Our primary market is defense, with significant customers including Collins Aerospace and DRS Network & Imaging Systems LLC. In fiscal year 2024, defense sales (excluding R&D contracts) accounted for 82% of total revenue, up from 56% in 2023 and 52% in 2022, indicating a strong reliance on this sector. These results were a by-product of an intentional strategic shift in market focus, which we believe is already proving successful.

Industrial and medical markets are growing, with customers like HMDmD, expanding our customer base. Research and development revenues, primarily from U.S. Government contracts, accounted for 12% of total revenues in 2024, down from 33% in 2023 and 30% in 2022, suggesting a shift from research and development to low-rate initial production (“LRIP”) sales.

Financially, we reported a 25% revenue increase in fiscal year 2024 compared to 2023, driven by defense product sales, and are progressing towards profitability with a reduced net loss, indicating operational improvements, as noted in market analyses.

Competition and Risks

The general commercial display market is highly competitive, and we face competition from large Asian electronics companies such as AUO, BOE Technology Group, Himax, LG Display, Samsung, Sharp, and Sony in the near eye microdisplay sector. We cannot be certain that we will be able to compete against these companies and technologies, or that consumers will accept the use of such eyewear in general or our customers’ product form factor specifically.

The Company differentiates itself from its competitors by offering a USA small business, designed and built, complete solutions, including displays, optics, and electronics such as MicroLED, OLED, LCOS and AMLCD, that are tailored to application specific solutions. Furthermore, the Company is the only USA based, small business which offers five variants of microdisplay technologies, which provide a vast array of technological options for customers’ application needs. The Company can assist customers to choose the right display architecture for the application versus competitors who only offer one technology for all applications. Specifically, the Company’s strategy enables it to design products for rugged environments, a key advantage in defense and industrial markets, while offering these solutions to be manufactured in multiple locations within the USA and Europe.

Key risks include dependence on major customers, such as DRS Network & Imaging Systems LLC comprising 65% of revenues in 2024 and therefore posing a concentration risk. The need for continuous innovation in a rapidly evolving technology market and managing complex supply chains to maintain high production yields for defense subassemblies are additional challenges.

Recent Developments and Future Outlook

Recent developments include a partnership with a major defense contractor in January 2025 for advanced microdisplays, enhancing its defense market position. The launch of a new OLED display in November 2024 and the MicroLED manufacturing patent in September 2024 further strengthen its AR/VR market potential, along with several noted updates on the emerging NeuralDisplay™ architecture development.

A strategic aspect with regards to geopolitical uncertainties, potential tariffs and sovereign sources of supply for US DoD and European DoD, is our flexibility in manufacturing, using third-party foundries for OLED and MicroLED displays, which reduces capital expenditure and allows for scalability, a strategy not always highlighted in standard overview.

Patents, Proprietary Rights and Licenses

An important part of our product development strategy is to seek, when appropriate, protection for our products and proprietary technology using various U.S. and foreign patents and contractual arrangements. We intend to prosecute and defend our proprietary technology aggressively. Many of our U.S. patents and applications have counterpart foreign patents, foreign patent applications or international patent applications through the Patent Cooperation Treaty. Although we believe that our patents or other proprietary products and processes do not infringe upon the intellectual property rights of any third parties, third parties may assert infringement claims against us from time to time.

Human Capital Resources

As of December 28, 2024, our consolidated business employed 181 full-time employees. Of these employees, 3 hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. Our management and professional employees have significant prior experience in semiconductor materials, device transistor and display processing, optical design, manufacturing, and other related technologies. Our employees are in the U.S. and Europe and the laws regarding employee relationships are different by jurisdiction. None of our employees are covered by a collective bargaining agreement. We have policies to prevent discrimination based on gender, race, ethnicity, nationality, religion, sexual orientation, gender identity or gender expression. We take affirmative action to ensure that applicants are hired, and that employees are treated during employment without regard to their race, ethnicity, religion, sex, or national origin. We also take affirmative action to employ and advance veterans in employment. We consider relations with our employees to be good.

In 2004, we finalized and adopted a Code of Business Conduct and Ethics regarding the standards of conduct of our directors, officers and employees. The code is reviewed and updated periodically by our Board of Directors and is available on our website at www.kopin.com.

Environmental, Social & Governance (ESG) Initiatives

We strive to create and maintain a working environment that fosters honesty and hard work and rewards all of our employees’ hard work. We endeavor to make Kopin Corporation a place people are proud to be associated with. With the growing awareness of environmental and social issues, we are in the process of creating a more formalized ESG strategy. Our initial process for strategy creation includes work by a cross-functional ESG team of leaders representing operations, human resources, supply chain, finance, marketing, and facilities departments. We also utilize third-party facilities, environmental and legal consulting services. These third-party consultants are assisting us in creating an ESG materiality assessment from which we can develop a baseline assessment for monitoring our progress. Our progress in creating our ESG strategy and other related activities are reported to the Board of Directors.

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

U.S. defense contractors are among our largest customers, representing a substantial majority of our total revenues. The U.S. Government may terminate a contract with us or our customers either “for convenience” (for instance, due to a change in its perceived needs) or if we default due to our failure or the failure of a general or subcontractor to perform under the contract. If the federal government terminates a contract with one of our customers, our contract with our customers would entitle us to recover only our incurred or committed costs, settlement expenses and possibly profit on the work completed prior to termination. However, under certain circumstances, our recovery costs upon termination for convenience of such a contract may be limited. If terminated by the government because of our default, we could be liable for payments made to us for undelivered goods or services, additional costs the government incurs in acquiring undelivered goods or services from another source, and any other damages it suffers.

In addition, we are subject to a variety of federal, state and local governmental regulations including the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Failure to comply with present or future regulations could result in fines being imposed on us, suspension of production or cessation of operations. Any failure on our part to control the use of, or adequately restrict the discharge of hazardous substances, or otherwise comply with environmental regulations, could subject us to significant future liabilities. We also cannot be certain that past use or disposal of environmentally sensitive materials in conformity with the existing environmental laws and regulations will protect us from required remediation or other liabilities under current or future environmental laws or regulations. Certain chemicals we import are subject to regulation by the U.S. Government. If we or our suppliers do not comply with applicable laws, we could be subject to adverse government actions and may not be able to import critical supplies.

The costs, burdens, and/or impacts of complying with federal and state regulations could be an expensive and time-consuming process, and failure to comply with any such legal requirements could have a significant impact on our financial position, results of operations, and cash flows.

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

We acquired an equity interest in Lenovo New Vision in the first quarter of 2018 for $1.0 million and the contribution of certain intellectual property. As of December 28, 2024, we have approximately 10% interest in this investment and the carrying value of our investment is $1.5 million.

We acquired a right to an equity interest in a medical device company in 2021. As of December 28, 2024, the carrying value of this investment is $0.3 million.

As of December 28, 2024, we own 100% of the outstanding common stock of Kopin Virginia, Inc. (formerly NVIS, Inc), KEL, and e-MDT America Inc. (“eMDT”) and we consolidate each of their financial results within our consolidated financial statements.

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

We may from time to time make further equity investments in these and other companies engaged in certain aspects of the display, electronics, optical and software industries as part of our business strategy. In addition, the wearable computing product market is relatively new and there may be other technologies we need to invest in to enhance our product offering. These investments may not provide us with any financial return or other benefit, and any losses by these companies or associated losses in our investments may negatively impact on our operating results.

Sources and Availability of Raw Materials and Components

We rely on third-party independent contractors for certain integrated circuit chip sets, backlights and other critical raw materials such as special glasses, wafers and chemicals. In addition, our CyberDisplay subassemblies, HLAs, binocular display modules, and other modules include lenses, backlights, printed circuit boards and other components that we purchase from third-party suppliers. Some of these third-party contractors and suppliers are small companies with limited financial resources. In addition, our defense customers typically buy a small number of units, which prevents us from qualifying and buying components economically from multiple vendors. As a result, we are highly dependent on the select number of third-party contractors and suppliers.

Availability of Information

We make available free of charge through our website, www.kopin.com, our Annual Reports on Form 10-K and other reports that we file or furnish with the SEC as soon as reasonably practicable after they are filed or furnished, as well as certain of our corporate governance policies, including the charters for the Board of Directors’ audit, compensation, and nominating and corporate governance committees and our code of ethics, corporate governance guidelines and whistleblower policy. We will also provide any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to us, c/o Investor Relations, Kopin Corporation, 125 North Drive, Westborough, MA, 01581.

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

We have experienced a history of losses, have a significant accumulated deficit, have had negative cash flow from operating activities in fiscal years 2024, 2023, and 2022, and expect to have negative cash flow from operating activities in fiscal year 2025. Since inception, we have incurred significant net operating losses. As of December 28, 2024, we had an accumulated deficit of $402.0 million. At December 28, 2024 and December 30, 2023, we had $36.6 million and $17.9 million of cash and cash equivalents, including restricted cash, and marketable securities, respectively. For the years 2024 and 2023, net cash used in operating activities was $14.2 million and $15.3 million, respectively. The increase in our cash and cash equivalents and marketable securities is primarily due to gross proceeds of $33.9 million received from the sale of 43.0 million shares of common stock and the pre-funded warrants to purchase up to 4,000,000 shares of common stock at a public offering price of $0.65 per share. We have accrued $24.8 million for a litigation issue and as a result we have concluded that there is substantial doubt about our ability to continue as a going concern within one year following the issuance of this annual report. We plan to continue to invest in research and development even during periods when we are not profitable, which may result in our incurring losses from operations and negative cash flow. If we do not soon achieve and maintain positive cash flow and profitability, our financial condition will ultimately be materially and adversely affected, and we will be required to raise additional capital. We may not be able to raise any necessary capital on commercially reasonable terms or at all. If we fail to achieve or maintain profitability on a quarterly or annual basis within the timeframe expected by investors, the market price of our common stock may decline.

Raising additional funds by issuing securities may cause dilution to our existing stockholders or restrict our operations. To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. We may sell shares or other securities in other offerings at a price per share that is less than the prices per share paid by other investors, and investors purchasing shares of our common stock or other securities in the future could have rights superior to existing stockholders. The sale of additional equity or convertible securities would dilute all of our stockholders, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders.

Management has identified material weaknesses in our internal controls over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods.

The Sarbanes-Oxley Act of 2002 and SEC rules require that management annually report on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. As more fully described within Item 9A, “Controls and Procedures,” of this Form 10-K, in the fourth quarter of 2024 management identified material weaknesses in internal control over financial reporting. As a result, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of December 28, 2024. The specific material weaknesses are described in Part II - Item 9A. “Controls and Procedures” of this 2024 Form 10-K in “Management’s Report on Internal Control over Financial Reporting.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements, which could cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price. The material weaknesses did not result in any identified misstatements to the December 28, 2024, audited financial statements, nor with respect to the financial statements for any previously reported period.

We are in the process of developing and implementing our remediation plan for the identified material weaknesses, and we expect that this work will continue in 2025. There can be no assurance, however, as to when the remediation plan will be fully developed, when it will be fully implemented and/or the cost of its implementation. Until our remediation plan is fully implemented, we will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there is a risk that we will be unable to timely file future periodic reports with the SEC and/or that our future financial statements could contain undetected errors. Until the remediation plan is complete and implemented, we will rely upon additional interim control procedures prescribed by management, including the utilization of manual mitigating control procedures to help ensure that we fairly state our financial statements in all material respects. However, the establishment of these interim controls does not provide the same degree of assurance as a fully remediated control environment. For more information relating to our internal control over financial reporting and disclosure controls and procedures, and the remediation plan that we have undertaken, see Part II - Item 9A. “Controls and Procedures” of this 2024 Form 10-K.

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

Our revenues and cash flows could be negatively affected if sales of our display products for defense applications significantly decline or the current defense development programs are either cancelled or ultimately do not result in future product sales. The sale of our display products to the military for use in thermal weapon sights and avionic helmets has been a primary source of our defense revenues and cash flows over the last several years. We currently are included in the Family Weapon Sight (“FWS”) Individual program and the Joint Strike Fighter (F-35) jet fighter program. In 2023 and 2024, we experienced quality issues with the products we supplied for the FWS-I program. These quality issues resulted in suspension of shipments to our customer at various times during 2023 and 2024 as we made modifications to our production processes. We are continuing to make modifications to our production processes as we resolve certain issues. We are in development and qualification of additional defense programs related to avionic helmets, armored vehicles and soldier rifle scopes. Our ability to generate revenues and cash flow from sales to the U.S. military and our customers depends on our Display products remaining qualified in the F-35 Joint Strike Fighter, FWS and other U.S. defense programs, our customers continuing to serve as the suppliers for those programs, and on the U.S. Government/military funding these programs. We may not be awarded contracts for the systems we are in qualification for, and for the systems we are qualified for, we may only be awarded a portion of the program as the U.S. military looks to have multiple sources when possible. Even if our products qualify for these programs, the U.S. Government can opt to change suppliers, in which case demand for our products could be negatively affected. In addition, the government could postpone or cancel these programs. We believe the DoD is evaluating alternative display technologies for the F-35 Strike Fighter program and other defense programs, and we will need to develop and qualify any replacement display technologies. Our ability to generate revenues and cash flow from sales to the U.S. military also depends on winning contracts over our competitors. If we are unable to be qualified into new U.S. defense programs, remain qualified in existing programs, or win orders against our competition, or if defense programs are not funded, then our ability to generate revenues and achieve profitability and positive cash flow will be materially and negatively impacted.

A decline in the U.S. Government defense budget, changes in spending or budgetary priorities, a prolonged U.S. Government shutdown or delays in contract awards may significantly and adversely affect our future revenues, cash flow and financial results. In addition to the Anti-Deficiency Act, in recent years U.S. Government appropriations have been affected by larger U.S. Government budgetary issues, including reductions or shifts in the capital resources or government funding, and related legislation. As a result, DoD funding levels have fluctuated and have been difficult to predict. Future spending levels are subject to a wide range of factors, including Congressional action and changes to governmental policies and programs, including loans, grants, guarantees and other subsidies, and changes to government spending policies, including shifts in funding priorities. In addition, in recent years the U.S. Government has been unable to complete its budget process before the end of its fiscal year, resulting in both a government shutdown and continuing resolutions to extend sufficient funds only for U.S. Government agencies to continue operating. Most recently, the federal government was shut down due to a lack of funding for over one month between late 2018 and early 2019. Additionally, the national debt has recently threatened to reach the statutory debt ceiling in 2024, and such an event in future years could result in the U.S. Government defaulting on its debts.

As a result, defense spending levels are difficult to predict beyond the near term due to numerous factors, including the external threat environment, future government priorities and changes to funding of government agencies, and the state of government finances. Significant changes in defense spending or changes in U.S. Government priorities, policies and requirements could have a material adverse effect on our results of operations, financial condition or liquidity.

13

Most of our defense sales are on a fixed-price basis, which could subject us to losses if there are cost overruns. Under a fixed-price contract, we receive only the amount indicated in the contract, regardless of the actual cost to produce the goods. While firm fixed-price contracts allow us to benefit from potential cost savings, they also expose us to the risk of cost overruns. If the initial estimates that we use to calculate the sales price and the cost of performing the work prove to be incorrect, we could incur losses. We have had situations where we have underestimated the cost of a program and incurred losses in fulfilling the contract. As discussed above, we are seeing a global shortage of semiconductors and other raw materials which is resulting in a significant increase in some raw material prices. In addition, the U.S. recently experienced inflation levels not seen in many years which drove higher labor costs and there is an expectation that tariffs may result in additional inflation in the future. Some of our contracts have specific provisions relating to cost, scheduling, and performance. If we fail to meet the terms specified in those contracts, then our cost to perform the work could increase, which would adversely affect our financial position and results of operations. Some of the contracts we bid on have Indefinite Delivery, Indefinite Quantity (“IDIQ”) provisions. This means we are bidding a fixed price but are not assured of the quantity the government will buy or when it will buy during the term of the contract. This means we are exposed to the risk of price increases for labor, overhead and raw materials during the term of the contract. We may incur losses on fixed-price and IDIQ contracts that we had expected to be profitable, or such contracts may be less profitable than expected, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our investments in the development and sale of OLED microdisplays may not be successful, which may materially adversely affect our sales, profitability and cash flow. Historically, we have sold products that incorporate our proprietary AMLCDs. We believe that for certain applications, OLED microdisplays have performance advantages and we have received future display product needs from some customers that plan to switch from AMCLDs to OLED microdisplays in the next two to three years. We are in the process of designing and developing OLED microdisplays and establishing foundry relationships to manufacture them. We expect to make additional monetary investments in their commercialization, though our plan is to outsource their production. We have little experience in production outsourcing. If we are unsuccessful in designing and developing OLED microdisplays or if we are unable to find cost-effective third-party production partners, our sales and profitability may be negatively affected.

Changes in government trade policies may increase the cost of our products, which may materially adversely affect our sales or profitability. We depend on a Taiwanese foundry for the manufacture of integrated circuits for our AMLCD display products and on Chinese, Korean, and European foundries for our OLED display products. In recent years the U.S. has imposed, among other actions, new or higher tariffs, including those that have been or may be imposed by the new presidential administration in the U.S. on specified imported products originating from China in response to what it characterizes as unfair trade practices, and China has responded by proposing or implementing new or higher tariffs on specified products imported from the U.S. Tariffs on components that we import from China or other nations that have imposed, or may in the future impose, tariffs have in some cases and may in the future cause our expenses to increase, which would adversely affect our profitability unless we were able to exclude our products from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. In addition, future actions or escalations by either the U.S. or China that affect trade relations may also affect our business or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. Moreover, it is uncertain to what extent, if any, the U.S. tariffs on components that we import from China will affect the Taiwanese foundries on which we depend, in part because many Taiwanese foundries conduct parts of their manufacturing in China. Kopin has completed and continues to transition several OLED device deposition steps to European supply chain partners for U.S. DoD source of supply requirements and duplicity to reduce the risk of Chinese supply and potential tariffs.

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

Our business and financial performance may be adversely affected by cyber-attacks on information technology infrastructure and products, as well as changes in cybersecurity and if our information technology security systems were infiltrated and confidential and/or proprietary information were taken, we could be subject to fines, lawsuits and loss of customers. Significantly larger organizations with much greater resources than us have been the victim of cybercrimes. We routinely receive emails probing our Internet security, and our Internet security systems have detected outside organizations attempting to install Trojan virus software packages in our systems. We rely on our electronic information systems to perform routine transactions to run our business. We transact business over the Internet with customers, vendors and our subsidiaries and have implemented security measures to protect against unauthorized access to this information. We have also implemented security policies that limit access via the Internet from the Company to the outside world based on the individual’s position in the Company. We routinely receive security patches from software providers for the software we use. Our primary concerns are inappropriate access to personnel information, information covered under the International Traffic in Arms Regulation, product designs and manufacturing information, financial information and our intellectual property, trade secrets and know-how. Our business may be impacted by disruptions to our own or third-party information technology (IT) infrastructure, which could result from, among other causes, cyberattacks on or failures of such infrastructure or compromises to its physical security. Cybersecurity threats are continuously evolving and include, but are not limited to, both attacks on our IT infrastructure and attacks on the IT infrastructure of our customers, suppliers, subcontractors and other third parties with whom we do business routinely, both on premises and in the cloud, attempting to gain unauthorized access to our confidential, proprietary, or otherwise protected information, classified information, or information relating to our employees, customers and other third parties, or to disrupt our systems or the systems of third parties. We are also exposed to the risk of insider threat attacks. Any such attacks could disrupt our systems or those of third parties, impact business operations, result in unauthorized release of confidential, proprietary, or otherwise protected information, and corrupt our data or that of third parties. The threats we face are continuously evolving and vary in degree of severity and sophistication. These threats include advanced persistent threats from highly organized adversaries, including but not limited to cyber criminals, nation states and so-called hacktivists, particularly those adverse to the security interests of the U.S. and its allies, which target us and other defense contractors. These types of threats are related to the geopolitical environment and have, therefore, grown in number due to recent geopolitical conflicts. In addition, because of the rapid pace of technological change, we and our customers, suppliers, subcontractors and other third parties with whom we conduct business continue to rely on legacy systems and software, which can be more vulnerable to cyber threats and attacks. Moreover, we, like other companies, see an unprecedented number of previously unknown vulnerabilities, for which there are no known mitigations being revealed by new attacks. Further, the sophistication, availability and use of artificial intelligence by threat actors present an increased level of risk. Due to the evolving threat landscape, we have experienced and expect to continue to experience more frequent and increasingly advanced cyber-attacks. In addition, changes in domestic and international cybersecurity-related laws and regulations have expanded cybersecurity-related compliance requirements, and cybersecurity regulatory enforcement activity has grown. We expect the regulatory environment to continue to evolve, and staying apace with these regulatory changes could increase our operational and compliance expenditures and those of our suppliers, and lead to new or additional information technology and product development expenses. We also face reputational, litigation and financial risks in relation to potential required disclosures and increased risk of enforcement. We continue to make investments and adopt measures designed to enhance our protection, detection, response, and recovery capabilities, and to mitigate potential risks to our technology, products, services and operations from potential cybersecurity threats, as well as to comply with evolving regulations. However, given the unpredictability, nature and scope of cyber-attacks, it is possible that we are unable to defend against all cyber-attacks, that potential vulnerabilities could go undetected and persist in the environment for an extended period, or that we may otherwise be unable to mitigate customer losses and other potential consequences of these attacks. In some cases, we must rely on the safeguards put in place by our customers, suppliers, subcontractors and other third parties to protect against and report cyber threats and attacks. We could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromise of confidential information, intellectual property or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our or third-party systems, networks or products, financial losses from remedial actions, loss of business, or potential liability, penalties, fines and/or damage to our reputation. Any of these could have a material adverse effect on our competitive position, results of operations, financial condition or liquidity. Due to the evolving nature of such risks, the impact of any potential incident cannot be predicted.

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

Geopolitical tensions and any conflicts resulting therefrom may negatively affect our ability to source materials and components required to manufacture our products. We depend principally on a Taiwanese foundry for the fabrication of integrated circuits for our AMLCD defense display products. We use a Chinese foundry for the deposition process in creating our OLED displays. Our reliance on these foundries involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. Geopolitical changes in China-Taiwan or China-U.S. relations could disrupt these foundries’ operations and cause these risks to materialize, which would adversely affect our ability to manufacture our display products. If these foundries were to become unable to provide the required capacity, services or quality on a timely basis due to a military or other form of conflict, geopolitical tensions, including in Ukraine, the Middle East, China, Taiwan and other regions, financial market volatility and disruption, inflationary concerns, changes in tax laws and regulations, interest and currency exchange rates, uncertain economic conditions in the United States and abroad, and additional tariffs, including those imposed or that may be imposed by the new presidential administration in the U.S., or other reasons relating thereto, we may not be able to manufacture and ship our display products, or we may be forced to manufacture them in limited quantities until replacement foundry services can be obtained. Furthermore, we cannot assure that we would be able to establish alternative manufacturing and packaging relationships on acceptable terms or at all.

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

Our business, results of operations and financial condition could be adversely affected by events beyond our control, such as natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events. Our business and operations, or those of our suppliers, could be negatively affected by various events beyond our control, including, without limitation, natural disasters, such as hurricanes, tornadoes, floods, earthquakes, extreme cold events and other adverse weather conditions; political crises, such as terrorist attacks, war, labor unrest, and other political instability (including, without limitation, the ongoing conflicts between Russia and Ukraine and Israel and Hamas); negative global climate patterns, or other catastrophic events, such as fires or other disasters occurring at our suppliers’ manufacturing facilities, whether occurring in the United States or internationally; and public health crises, such as pandemics, epidemics, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. These events could disrupt areas in which our offices, suppliers, customers, distribution centers, and warehouses are located, as well as the operations of our global supply chain and those of our third-party partners. Furthermore, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally. To the extent any of these events occur, our operations and financial results could be adversely affected.

We generally do not have long-term contracts with our customers, which makes forecasting our revenues and operating results difficult. We generally do not enter into long-term agreements with our customers obligating them to purchase our products. Our business is characterized by short-term purchase orders with shipment schedules within one year, and we generally permit orders to be cancelled or rescheduled before shipment without significant penalty. As a result, our customers may cease purchasing our products at any time, which makes forecasting our revenues difficult. In addition, due to the absence of a substantial non-cancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The uncertainty of product orders makes it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels and the amounts we invest in capital equipment and new product development costs are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls, and our results of operations and financial condition could be materially adversely affected.

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

Our customers who purchase display products for defense applications typically incorporate our products into their products, which are sold to the U.S. Government under contracts. U.S. Government contracts generally are not fully funded at inception and may be terminated or modified prior to completion, which could adversely affect our business. Congress funds much of the federal budget on an annual basis, and Congress often does not provide agencies with all the money requested in their budget. Many of our customers’ contracts cover multiple years and, as such, are not fully funded at the contract award. If Congress or a U.S. Government agency chooses to spend money on other programs, including as a result of changes to governmental policies and programs imposed or that may be imposed by the new presidential administration in the U.S., our customers’ contracts may be terminated for convenience. The Anti-Deficiency Act prohibits involving the government in any obligation to pay money before funds have been appropriated for that purpose, unless otherwise allowed by law. Therefore, the Anti-Deficiency Act indirectly regulates how agencies award our contracts and pay our invoices. Federal government contracts generally contain provisions that provide the federal government rights and remedies not typically found in commercial contracts, including provisions permitting the federal government to, among other things: terminate our existing contracts; modify some of the terms and conditions in our existing contracts; subject the award to protest or challenge by competitors; suspend work under existing multiple year contracts and related delivery orders; and claim rights in technologies and systems invented, developed or produced by us.

The federal government may terminate a contract with us or our customers either “for convenience” (for instance, due to a change in its perceived needs) or if we default due to our failure or the failure of a general or subcontractor to perform under the contract. If the federal government terminates a contract with one of our customers, our contract with our customers would entitle us to recover only our incurred or committed costs, settlement expenses and retain any profit on the work that was completed prior to termination. However, under certain circumstances, our recovery costs upon termination for convenience of such a contract may be limited. As is common with government contractors, we have experienced occasional performance issues under some of our contracts. We have received Stop Work Orders wherein work is suspended pending a review of the program. We may in the future receive show-cause or cure notices under contracts that, if not addressed to the federal government’s satisfaction, could give the government the right to terminate those contracts for default or to cease procuring our services under those contracts.

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

We recognize revenue for some of our defense contracts and some commercial contracts on the over-time method which requires significant management judgment, and errors in our judgment could result in our revenue being overstated or understated and the profits or loss reported could be subject to adjustment. For certain contracts with the U.S. Government, we recognize revenue over time as we perform services or manufacture the goods. The continuous transfer of control to, or performance of services for, the customer is subject to liability clauses in the contract that allow the U.S. Government to unilaterally terminate the contract for convenience, pay us for costs incurred and may allow a reasonable profit, and take control of any work in process. Contracts with commercial customers may have a similar liability clause. In situations where control transfers or services are performed over time, revenue is recognized based on the extent of progress toward completion of the performance obligation. We use the cost-to-cost approach to measure the extent of progress towards the completion of the contractual obligation for our contracts. Under the cost-to-cost measure approach, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred. Accounting for design, development and production contracts requires judgment related to assessing risks, estimating contract revenues and costs and making assumptions for schedule and technical issues. Due to the size and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complex and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. We must make assumptions regarding the number of labor hours required to complete a task, the complexity of the work to be performed, the availability, delivery date and cost of materials and the performance of our subcontractors. Due to the number of significant factors affecting revenue recognition, forecasting revenue at a point in time in the future is difficult. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in the contract value when they can be reliably estimated, and realization is considered probable. If our estimate of total contract costs or our determination of whether the customer agrees that a milestone is achieved is incorrect, our revenue could be overstated or understated, and the profits or loss reported could be subject to adjustment. If our revenues and costs require adjustment, our stock price could decline.

If we fail to comply with complex procurement laws and regulations, we could lose business and be liable for various penalties or sanctions. We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts. These laws and regulations affect how we conduct business with our federal government customers. In complying with these laws and regulations, we may incur additional costs, and non-compliance may result in fines and penalties, including contractual damages. Among the more significant laws and regulations affecting our business are:

●	The Federal Acquisition Regulation, which comprehensively regulates the formation, administration and performance of federal government contracts;
●	The Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;
●	The Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based federal government contracts; and
●	Laws, regulations and executive orders restrict the use and dissemination of information classified for national security purposes and the export of certain products, services and technical data. We engage in international work falling under the jurisdiction of U.S. export control laws. Failure to comply with these control regimes can lead to severe penalties, both civil and criminal, and can include debarment from contracting with the U.S. Government.

Our contracting agency customers may review our performance under and in compliance with the terms of our federal government contracts. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including:

●	Termination of contracts;
●	Forfeiture of profits;
●	Cost associated with triggering price reduction clauses;
●	Suspension of payments;
●	Fines; and
●	Suspension or debarment from doing business with federal government agencies.

Additionally, the False Claims Act provides for substantial civil penalties where, for example, a contractor presents a false or fraudulent claim to the government for payment or approval. Civil actions under the False Claims Act may be brought by the government or by other people on behalf of the government (who may then share a portion of any recovery).

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

Our ability to manufacture and distribute our display products would be severely limited if the foundries that we rely on manufacture integrated circuits for our display products fail to provide those services. We depend principally on a Taiwanese foundry for the fabrication of integrated circuits for our defense display products. In addition, we use a Chinese foundry’s services for OLED deposition and processing of OLED displays. We also use foundries in Korea and France and are evaluating other European foundries. We have no long-term contracts with the foundries we use and from time to time we have been put on allocation, which means the foundry will limit or delay the number of wafers they will process for us. If foundries were to terminate or amend their arrangement with us or become unable to provide the required capacity, services and or quality on a timely basis, we may not be able to manufacture and ship our display products or we may be forced to manufacture them in limited quantities until replacement foundry services can be obtained. Furthermore, we cannot assure that we would be able to establish alternative manufacturing and packaging relationships on acceptable terms.

Our reliance on these foundries involves certain risks, including but not limited to:

●	Lack of control over production capacity and delivery schedules;
●	Limited control over quality assurance, manufacturing yields and production costs;
●	The risks associated with international commerce, including unexpected changes in legal and regulatory requirements supply chain interruptions or increased costs, changes in tariffs and trade policies, including those imposed or that may be imposed by the new presidential administration in the U.S., and political and economic instability, international hostilities and resulting sanctions, acts of terrorism and governmental restrictions, inflation, trade relationships and military and political alliances; and
●	Natural disasters such as earthquakes, tsunamis, mudslides, drought, hurricanes and tornadoes.

Due to natural disasters such as earthquakes and typhoons that have occasionally occurred in Asia, many Taiwanese companies, including the Taiwanese foundry we use, have experienced related business interruptions. Our business could suffer significantly if any of the foundries we use have their operations disrupted for an extended period due to natural disasters, political unrest or financial instability.

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

The markets in which we operate are highly competitive and rapidly changing and we may be unable to compete successfully. There are several companies that develop or may develop products that compete in our targeted markets. The individual components that we offer for sale (displays, optical lenses, backlights and ASICs) are also offered by companies whose sole business focuses on that individual component. For example, there are companies whose sole business is to sell optical lenses. Accordingly, our strategy requires us to develop technologies and to compete in multiple markets. Some of our competitors are much larger than we are and have significantly greater financial, development and marketing resources than we do. The competition in these markets could adversely affect our operating results by reducing the volume of the products we sell or the prices we can charge. These competitors may be able to respond more rapidly than us to new or emerging technologies, including artificial intelligence technologies, or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

Our success will depend substantially upon our ability to enhance our products and technologies and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and incorporate technological enhancements. For example, we believe there is a growing demand for microLED display products and if microLEDs can be successfully commercialized they may reduce demand for our AMLCD and OLED displays. We are investing in the development of microLED display and the cost of such development we believe will be substantial. We are competing against larger companies with greater resources than us in the development of microLED displays. If we are unable to develop new products and enhance functionalities or technologies to adapt to these changes or secure any necessary regulatory approvals to roll out such new technologies on a timely basis, our business may suffer. In addition, our use of new or emerging technologies, such as artificial intelligence, may result in substantial integration and maintenance costs and may expose us to additional risks. For example, the content, analyses, or recommendations generated by artificial intelligence programs, if deficient, inaccurate, or biased, could adversely impact our business, financial condition, and operational results, as well as our reputation. Moreover, ethical concerns associated with artificial intelligence could lead to brand damage, competitive disadvantages, or legal repercussions. Any problems with our implementation or use of artificial intelligence or other technological advancements could also negatively impact our business or results of our operations.

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

A disruption to our information technology systems could significantly impact our operations, revenue and profitability. Our data processing systems and our Enterprise Resource Planning (“ERP”) software are cloud-based and hosted by third parties. We also use software packages that are no longer supported by their developer. We have experienced short-term (i.e., a few days) interruptions in our Internet connection. An interruption of the third-party systems or the infrastructure that allows us to connect to the third-party systems for an extended period may affect our ability to operate our business and process transactions, which could result in a decline in sales and affect our ability to achieve or maintain profitability.

We may not achieve some or all of the anticipated benefits of our equity investments. On December 28, 2024, we had equity investments in companies totalling $3.6 million, where we have limited, if any, control over their governance, financial reporting and operations. As a result, we face certain operating, financial and other risks relating to these investments, including risks related to the financial strength of the investments. We are required to periodically review the value of these investments for impairment. For example, in the third quarter of 2024, we reviewed the financial condition and other factors of our investment in a customer and as a result, we recorded an impairment charge of $0.7 million to reduce the carrying value of our investment. These investments may not contribute to our earnings or cash flows. In addition, these investments may be required to raise additional capital, which may result in our ownership percentage being decreased.

If we are unable to obtain or maintain existing software license relationships or other relationships relating to the intellectual property we use, our ability to grow revenue and achieve profitability and positive cash flow may be negatively affected. Our headset systems include software that we license from other companies. Should we violate the terms of a license, our license could be cancelled. Companies may decide to stop supporting the software we license, or new versions of the software may not be compatible with our software, which would require us to rewrite our software, which we may not be able to do. Moreover, the license fees we pay may be increased, which would negatively affect our ability to achieve profitability and positive cash flow.

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

Our business could suffer if we fail to recruit and retain key personnel. To continue to provide quality products in our rapidly changing business, we believe it is important to retain personnel with experience and expertise relevant to our business. Our success depends in large part upon several key management and technical employees. The loss of the services of one or more key employees, including Mr. Murray, our President and Chief Executive Officer, could seriously impede our success. We do not maintain any “key-man” insurance policies on Mr. Murray or any other employees. In addition, due to the level of technical and marketing expertise necessary to support our existing and new customers, our success will depend upon our ability to recruit and retain highly skilled management, technical, and sales and marketing personnel. Competition for highly skilled personnel is intense and there may be only a limited number of people with the requisite skills to serve in these positions. Due to the competitive nature of the labor markets in which we operate, we may be unsuccessful in attracting and retaining these personnel. Our inability to attract and retain key personnel could adversely affect our ability to develop and manufacture our products.

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

Customer demands and new regulations related to conflict-free minerals may adversely affect us. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in products, whether these products are manufactured by third parties. These requirements could affect the pricing, sourcing and availability of minerals used in the manufacture of semiconductor devices (including our products). We have incurred additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex, and we may be unable to verify the origins of all the metals used in our products. We purchase materials from foreign sources that may not cooperate and provide us with the necessary information to allow us to comply with the Dodd-Frank Act. This may require us to find alternative sources which could delay product shipments. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict-free.

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

We may incur significant liabilities if we fail to comply with stringent environmental laws and regulations and the ITAR, or if we did not comply with these regulations in the past. We are subject to a variety of federal, state and local government regulations related to the use, storage, discharge and disposal of toxic or other hazardous chemicals used in our manufacturing process. We are also subject to federal International Traffic in Arms Regulations (ITAR) laws that regulate the export of technical data and export of products to other nations that may use these products for defense purposes. Failure to comply with present or future regulations could result in fines, suspension of production, or a cessation of operations. Any failure on our part to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject us to significant future liabilities. Any failure on our part to obtain any required licenses for the export of technical data and/or export of our products or to otherwise comply with ITAR, could subject us to significant future liabilities. In addition, we cannot be certain that we have not violated applicable laws or regulations in the past, which violations could result in required remediation or other liabilities. We also cannot be certain that past use or disposal of environmentally sensitive materials in conformity with the existing environmental laws and regulations will protect us from required remediation or other liabilities under current or future environmental laws or regulations.

We may be unable to modify our products to meet regulatory or customer requirements. From time to time our display products are subject to new domestic and international requirements, such as the European Union’s Restriction on Hazardous Substances Directive. Our customers’ terms and conditions require us to follow “all laws.” If we are unable to comply with these regulations, we may not be permitted to ship our products, which would adversely affect our revenue and ability to maintain profitability. In addition, if we are found to be in violation of laws, we may be subject to fines and penalties.

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

Changes in China’s laws, legal protections or government policies on foreign investment in China may harm our business. Our Chinese investments are subject to laws and regulations applicable to foreign investment in China as well as laws and regulations applicable to foreign-invested enterprises. These laws and regulations frequently change, including as a result of the new presidential administration in the U.S., and their interpretation and enforcement involve uncertainties that could limit the legal protections available to us. Regulations and rules on foreign investments in China impose restrictions on the means that a foreign investor like us may apply to facilitate corporate transactions we may undertake. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. If any of our past operations are deemed to be non-compliant with Chinese law, we may be subject to penalties. For instance, under the catalogue for the Guidance of Foreign Investment Industries, some industries are categorized as sectors that are encouraged, restricted or prohibited for foreign investment. As the Catalogue for the Guidance of Foreign Investment Industries is updated every few years, there can be no assurance that China’s government will not change its policies in a manner that would render part or all of our investment to fall within the restricted or prohibited categories. If we cannot obtain approval from relevant authorities to engage in businesses that have become prohibited or restricted for foreign investors, we may be forced to sell our investment if possible. Moreover, uncertainties in the Chinese legal system may impede our ability to enforce contracts with our business partners, customers and suppliers, or otherwise pursue claims in litigation to recover damages or loss of property, which could adversely affect our business and operations.

We do not intend to pay dividends on our common stock in the foreseeable future and, consequently, your only opportunity to achieve a return on your investment during that time is if the price of our common stock appreciates. Historically, our earnings, if any, have been retained for the development of our businesses. Any recommendation by our Board of Directors to pay dividends will depend on many factors, including our financial condition, results of operations, and other factors. Accordingly, if the price of our common stock declines in the foreseeable future, you will incur a loss on your investment, without the likelihood that this loss will be offset in part or at all by potential future cash dividends.

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

As a company selling products for defense applications, we may be the target of cyber-attacks from a variety of threat actors. Cybersecurity threats include attacks on, or other attempts to infiltrate, our information technology (IT) infrastructure and the IT infrastructure of our customers, suppliers, subcontractors and other third parties, attempting to gain unauthorized access to our confidential or other proprietary information, classified information, or information relating to our employees, customers, and other third parties, or to disrupt our systems or the systems of our customers, suppliers, subcontractors, and other third parties. Cybersecurity threats also include attempts to infiltrate our products or services, including attacks targeting security, confidentiality, integrity and/or availability of the hardware, software and information installed, stored or transmitted in our products, including after the purchase of those products and when they are incorporated into third-party products, facilities, or infrastructure.

Our Cybersecurity Program

Our products and services are normally classified as EAR 99 by the U.S. government, but our defense customers may ask us to make some alterations for the environments the products will be used in. Moreover, our products sold for defense applications are integrated with our customers’ products and these customers may provide us with Controlled Unclassified Information (CUI) that requires, safeguarding and dissemination controls in accordance with laws, regulations, or Government-wide policies. Given the nature of our business and the cybersecurity risks we face, we have instituted a cybersecurity program for identifying, assessing, and managing cybersecurity risks, which include material risks from cybersecurity threats to our internal systems, our products, services and programs for customers, and our supply chain. Our management of cybersecurity risks to the Company is integrated into our Company-wide enterprise risk management program.

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

Oversight of Third-Party Risk.

To mitigate risks related to the use of third party service providers, we have developed processes to evaluate and identify any risks from cybersecurity threats associated with the use of their tools or services and monitor third party service providers ongoing compliance with our cybersecurity standards. This approach is designed to oversee and manage risks related to data breaches or other security incidents originating from third parties.

Program Assessment

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

Board Oversight and Management’s Role

Our Board of Directors has primary responsibility for enterprise cybersecurity risks. The Audit Committee also considers enterprise cybersecurity risks in connection with its financial and compliance risk oversight role. The Chief Financial Officer regularly reports to the Board of Directors on the status of the Company’s cybersecurity program and provides the Board with the annual assessment by a third party on the Company’s cybersecurity program. Cybersecurity risks are also included with the Company’s annual business risk assessment which is provided to the Board of Directors.

For more information on risks related to cybersecurity, see Item IA. “Risk Factors” of this Form 10-K.

Item 2.	Properties

We lease our 74,000 square foot production facility in Westborough, Massachusetts, 10,000 square feet of which is contiguous environmentally controlled production clean rooms operated between Class 10 and Class 1,000 levels.

Kopin Virginia, Inc., our subsidiary in Reston, Virginia, leases 6,100 square feet in Reston. KEL, our subsidiary in Scotland, leases 20,000 square feet in Dalgety Bay, 5,000 square feet of which is contiguous environmentally controlled production clean rooms operated between Class 10 and Class 10,000 levels. KEL also leases an office in Berlin, Germany.

At this time, we believe these properties are suitable for business needs for the foreseeable future.

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. On August 3, 2022, the Court granted the Company’s Motion for Partial Summary Judgment by dismissing counts 3, 6, 7, the claim for punitive damages under count 2, and count 8 as it relates to patent applications and by denying the motion as it relates to counts 1, 4, and 5, and the remainder of counts 2 and 8. The Court also ordered discovery reopened for certain limited purposes. A trial date was set by the Court for January 22 to February 5, 2024 but then re-scheduled for March 20 to April 16, 2024. On Monday, April 22, 2024, after a four week trial, a jury verdict was entered finding for BlueRadios and awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages. While no final judgment has been issued by the Court, the Court will take that recommendation under advisement and will rule in its final judgment on the final amount after post-trial briefing. On May 22, 2024, the Company filed its Motion for Judgment as a Matter of Law or in the alternative for a New Trial, as well as two submissions arguing that the disgorgement and exemplary damages should not be awarded. That same day, BlueRadios filed motions seeking a permanent injunction prohibiting Kopin from selling any products that incorporate BlueRadios’ trade secrets, over $10 million in pre-judgment interest, and over $10 million in attorneys’ fees and costs. Briefing on those issues concluded on June 26, 2024. On September 25, 2024, the Company filed a supplemental brief on issue preclusion arguing that BlueRadios’ claims were untimely because of findings of fact made in BlueRadios, Inc. v. Hamilton, Brook, Smith & Reynolds, P.C., No. 1:21-cv-10488-DJC, ECF 268 (D. Mass. Sept. 18, 2024). That supplemental briefing concluded on October 29, 2024. The Company is currently considering an appeal of any final judgment.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Capital Market under the symbol “KOPN”.

As of March 7, 2025, there were approximately 292 shareholders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name.

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.

Equity Compensation Plan Information

The following table sets forth information as of December 28, 2024 about shares of the Company’s common stock issuable upon the exercise of outstanding options, warrants and rights and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (b)
Equity compensation plans approved by security holders	4,833,611	$1.19	4,913,621	(1)
Equity compensation plans not approved by security holders	—	$—	—

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
1200
1000
800
600
400
200
0
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
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

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition under the cost-to-cost measurement method, and investment valuations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions.

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

In situations where control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We use the cost-to-cost approach to measure the extent of progress towards completion of the performance obligation for our contracts because we believe it best depicts the transfer of assets to the customer. Under the cost-to-cost measure approach, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.

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

For our commercial customers, the Company’s revenue is recognized when obligations under the terms of a contract with our customer are satisfied and the Company transfers control of the products or performs services, which is upon delivery of the product to the customer or performance of the services. Revenue is recorded as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Provisions for product returns and allowances are reductions in the transaction price and are recorded in the same period as the related revenues. We analyze historical returns, current economic trends and changes in customer demand when evaluating the adequacy of sales returns and other allowances. Certain product sales are made to distributors under agreements allowing for a limited right of return on unsold products. Sales to distributors are primarily made for sales to the distributors’ customers and not for stocking of inventory. Sales, value add and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

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

We manufacture Active-matrix Liquid Crystal (“AMLCD”) transmissive and Liquid Crystal on Silicon (“LCOS”) reflective microdisplays. Our AMLCD display production is being performed entirely in our Westborough, Massachusetts facility. KEL, our wholly owned subsidiary, manufactures our LCOS microdisplays in its facility located in Scotland. Our OLED displays are designed by us and manufactured by third parties for us.

We are a display supplier for the U.S. Army’s Family of Weapon Sights-Individual and Joint Strike Fighter F-35 programs. We are also in development for new display systems for armored vehicles and a medical headset for surgeons. Our existing and new production programs are expected to increase production for the next several years. There are other firms offering products which compete against us in the defense programs and all of the programs we supply product to are subject to the U.S. Government defense budget and procurement process. Accordingly, there can be no assurances we will continue to ship under our defense contracts.

Predicting our R&D revenue and related trends is challenging because we have limited ability to forecast whether we will be awarded additional R&D contracts in the future as such awards depend on the U.S. military budget and priorities. We cannot assure that the R&D contracts will result in workable products or, if successful, our products developed under these contracts will be procured by our customers. If we do not continue to win R&D contracts or if there is no demand for the products developed under these contracts, our ability to achieve profitability and positive cash flow could be negatively affected because the R&D revenues (or the products derived from the R&D contracts) would not be available to cover the allocated overhead and selling, general and administrative costs which may remain. Some of our contracts are fixed priced and we may incur cost overruns that would result in losses on the contracts. If we incur such losses on our contracts, our ability to achieve profitability and positive cash flow could be negatively affected.

Because our fiscal year ends on the last Saturday of December, every seven years we have a fiscal year with 53 weeks. Our fiscal years 2024 and 2023 were 52-week years and fiscal year 2022 was a 53-week year.

Revenues. Our revenues by display application, which include product sales and amounts earned from research and development contracts, for fiscal years 2024, 2023 and 2022 by category, were as follows:

(In thousands)	2024	2023	2022
Defense	$41,249	$22,615	$24,780
Industrial	2,200	2,736	6,136
Consumer	25	573	1,497
Medical	103	—	—
Other product	320	13	7
R&D	5,996	13,455	14,357
License and royalties	442	1,002	624
Total Revenues	$50,335	$40,394	$47,401

Fiscal Year 2024 Compared to Fiscal Year 2023

Sales of our products for Defense applications include systems used by the military both in the field and for training and simulation. Sales of our products for Defense applications may be for a one-time purchase or for programs that run for several years. Revenues from product sales to defense customers increased in 2024 compared to 2023, primarily due to an increase in shipments of our products for thermal weapon sight applications that was partially offset by a decrease in sales of our products for defense pilot helmets.

Industrial applications revenues represent customers who purchase our display products for use in headsets used for manufacturing, distribution, public safety, 3D metrology equipment and other industrial applications. Our 3D metrology customers are primarily located in Asia and they sell to Asian contract manufacturers who use the 3D metrology machines for quality control purposes. The decrease in Industrial/Enterprise applications revenues in 2024 compared to 2023 was primarily due to a decrease in sales to customers who use our display components in 3D metrology equipment and industrial headsets. Over the last few years, we believe our customers have been using lower priced and lower quality display products in their 3D AOI machines to compensate for lower demand, which has resulted in more price competition. We are introducing lower priced products in 2025 to increase sales, but if unit demand remains flat or decreases, our revenues from this market will decline.

Sales of our displays for Consumer applications are primarily for use in thermal imaging products, recreational rifle and hand-held scopes. The decrease in Consumer applications in 2024 compared to 2023 was primarily due to a decrease in sales of our displays for consumer applications which was partially the result of our focusing the Company’s sales and marketing efforts on defense applications in 2023.

R&D revenues decreased in 2024 as compared to 2023 primarily due to decreased funding for display technology, armored vehicle targeting systems and other weapon system development for U.S. defense programs, and medical headset development. These contracts typically reimburse us for direct costs and allocated overhead and selling, general and administrative costs and in some cases profit. In 2024 and 2023, our R&D revenues exceeded funded R&D expenses by approximately $2.2 million and $6.3 million, respectively.

The decrease in license and royalty revenue in 2024 compared to 2023 is due to a decrease in royalties earned under IP license agreements for industrial wearable headsets.

International product sales represented approximately 6% and 13% of product revenues for 2024 and 2023, respectively. We categorize our revenues as either domestic or international based upon the delivery destination of our product. For example, if the customer is located in Asia or if a U.S. customer has its Asian contract manufacturer order product from us and we deliver the product to Asia, we categorize both these sales as international. In addition, if we earn royalties on sales from a customer, the royalties are categorized as domestic or international based on how the product revenues are categorized. Our international sales decreased in 2024 as compared to 2023 due to a decrease in sales of our products for 3D metrology application by our subsidiary, Kopin Europe Ltd., our OLED displays for consumer applications and industrial headset products manufactured overseas. Our international sales are primarily denominated in U.S. dollars. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, which could result in a reduction in sales or profitability in those foreign markets. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Great Britain pound and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” section below.

Fiscal Year 2023 Compared to Fiscal Year 2022

Revenues from product sales to defense customers decreased in 2023 compared to 2022, primarily due to a decrease in shipments of our products for thermal weapon sight applications that was partially offset by an increase in sales of our products for defense pilot helmets and training and simulation programs.

Revenues from product sales for industrial/enterprise applications decreased in 2023 compared to 2022 primarily due to a decrease in sales to customers who use our display components in 3D metrology equipment and industrial headsets.

Revenues from product sales for consumer applications decreased in 2023 compared to 2022 primarily due to a decrease in sales of our OLED displays for consumer applications.

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

International product sales represented approximately 13% and 22% of product revenues for 2023 and 2022, respectively. Our international sales decreased in 2023 as compared to 2022 due to a decrease in sales of our products for 3D metrology application by our subsidiary, KEL, our OLED displays for consumer applications and industrial headset products manufactured overseas.

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for fiscal years 2024, 2023 and 2022 were as follows:

(In thousands, except percentages)	2024	2023	2022
Cost of product revenues	$36,164	$24,952	$32,559
Cost of product revenues as a % of net product revenues	83.0%	96.2%	100%

Fiscal Year 2024 Compared to Fiscal Year 2023

Cost of product revenues decreased as a percentage of revenues in 2024 as compared to 2023 primarily due to increased unit volume of thermal weapon sights from higher sales in 2024 as compared to 2023 which resulted in a lower fixed overhead cost per unit. The margin improvement from thermal weapon sights was partially offset by lower margin contribution from industrial and training and simulation revenues due to their decline in sales. The Company also implemented several programs and hired additional employees to improve manufacturing quality and efficiencies.

The United States government is or is in the process of increasing or implementing tariffs on the importation of certain goods. In some cases, our contracts allow us to pass along new or increased tariffs subject to ability to prove the impact of the tariff on the cost of our product. If we are unable to increase our prices due to the implementation or increase in tariff, duties and other taxes our gross margin and overall profitability would be negatively impacted.

The issues associated with the global shortage of semiconductor circuit chips and other raw materials decreased in 2024 as compared to 2023 and 2022. However, we have identified several semiconductor components which continue to have long lead delivery times. We continue to search for and procure all necessary components from our current vendors and new alternative vendors. In certain situations, we can obtain the components but at a significantly increased cost. The inability to procure a single component will prevent the completion of our product and the ability to sell the product. Our products go through extensive qualification processes and therefore our customers may not accept a replacement component. We are unable to determine if we will be able to obtain all necessary components for fiscal 2025. If we are unable to obtain all necessary components, we may be required to stop production, which would negatively affect our cash flow and results of operations.

Fiscal Year 2023 Compared to Fiscal Year 2022

Cost of product revenues decreased as a percentage of revenues in 2023 as compared to 2022 primarily due to increased sales of higher margin products for defense applications in 2023 versus 2022 and lower sales of lower margin products from defense applications in 2023 versus 2022. The Company also implemented several programs and hired additional employees to improve manufacturing quality and efficiency.

Research and Development. Research and development (“R&D”) expenses are incurred in support of internal display development programs or programs funded by agencies or prime contractors of the U.S. Government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products and allocated overhead. In fiscal year 2024, our Funded R&D expenditures were primarily related to our display products and defense systems and our Internal R&D was primarily related to the development of OLED displays. R&D expenses for fiscal years 2024, 2023 and 2022 were as follows:

(In thousands)	2024	2023	2022
Funded	$3,802	$7,177	$10,280
Internal	5,833	3,600	8,388
Total	$9,635	$10,777	$18,668

Fiscal Year 2024 Compared to Fiscal Year 2023

Funded R&D expense for 2024 decreased as compared to 2023 primarily due to the completion of contracts for defense programs awarded prior to 2024. Internal R&D expense for 2024 increased as compared to the prior year primarily due to increases in display development costs and costs incurred to establish European foundry services.

Fiscal Year 2023 Compared to Fiscal Year 2022

Funded R&D expense for 2023 decreased as compared to 2022 primarily due to the completion of contracts for defense programs awarded prior to 2023. Internal R&D expense for 2023 decreased as compared to the prior year primarily due to decreased OLED development.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. SG&A expenses for the fiscal years 2024, 2023 and 2022 were as follows:

(In thousands, except percentages)	2024	2023	2022
Selling, general and administrative expense	$22,845	$21,842	$17,965
Selling, general and administrative expense as a % of total revenue	45.4%	54.1%	37.9%

Fiscal Year 2024 Compared to Fiscal Year 2023

SG&A for 2024 increased as compared to 2023 primarily due to an increase of approximately $1.4 million in legal and professional fees and $0.2 million in excise taxes, partially offset by $0.4 million lower bad debt expense and $0.2 million decrease in non-cash stock-based compensation.

Fiscal Year 2023 Compared to Fiscal Year 2022

SG&A for 2023 increased as compared to 2022 primarily due to an increase of approximately $5.0 million in legal and professional fees and $1.0 million in non-cash stock-based compensation, partially offset by a $1.3 million decrease in compensation and benefits.

Litigation Damages Fiscal year 2024. Litigation damages were accrued as a result of the April 22, 2024 jury verdict that was entered against the Company awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages.

Total Non-operating (Expense) Income. Non-operating (expense) income is primarily composed of interest income, revaluation and impairment of equity investments, foreign currency transactions, remeasurement gains and losses incurred by our UK-based subsidiaries and other non-operating income items. Non-operating (expense) income for the fiscal years 2024, 2023 and 2022 were as follows:

(In thousands)	2024	2023	2022
Total non-operating (expense) income	$(599)	$(2,415)	$2,608

Fiscal Year 2024 Compared to Fiscal Year 2023

In 2024, we recorded $1.6 million of impairment losses on equity investments. In 2023, we recorded $3.3 million of impairment losses on equity investments. In 2024, we recorded $0.2 million of foreign currency gains compared to $0.2 million of foreign currency losses recorded in 2023.

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

Tax provision

(In thousands)	2024	2023	2022
Tax provision	$(170)	$(156)	$(144)

Fiscal Year 2024 Compared to Fiscal Year 2023

The provision for income taxes for the fiscal years ended 2024 and 2023 of approximately $(0.2) million was due to the accretion of additional potential liabilities related to uncertain tax positions and deferred tax liabilities for the Company’s former Korean subsidiary.

Fiscal Year 2023 Compared to Fiscal Year 2022

The provision for income taxes for the fiscal years ended 2023 and 2022 of approximately $(0.2) million and $(0.1) million, respectively, was due to the accretion of additional potential liabilities related to uncertain tax positions and deferred tax liabilities for the Company’s former Korean subsidiary.

Net loss attributable to noncontrolling interest. In the first quarter of 2023, we acquired the remaining interest in eMDT. Net loss attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net loss attributable to noncontrolling interest in 2024 compared to 2023 was $0 and in 2023 compared to 2022 was less than $0.1 million and was the result of operations of eMDT.

Liquidity and Capital Resources

At December 28, 2024 and December 30, 2023, we had cash and cash equivalents, including restricted cash, and marketable securities of $36.6 million and working capital of $18.9 million compared to $17.9 million and $24.0 million, respectively.

The change in cash and cash equivalents and marketable securities was primarily due to the sale of common stock and prefunded warrants of $1.5 million in the fourth quarter of 2024, $25.2 million in the third quarter of 2024 and $7.2 million in the first quarter of 2024 which was partially offset by cash used in operations of $14.2 million. Our cash and cash equivalents and liquidity could be adversely affected by any amounts that become payable in connection with any adverse results from any litigation we are, or may become, involved in.

Equity offerings

On September 30, 2024, we sold 2,405,000 shares of common stock and received gross proceeds of $1.5 million.

On September 23, 2024, we sold 37,550,000 shares of common stock and pre-funded warrants to purchase up to 4,000,000 shares of common stock at a public offering price of $0.64 per pre-funded warrants, for gross proceeds of $27.0 million before deducting underwriting discounts and offering expenses paid by the us of $1.8 million. The offering price of the pre-funded warrant equals the public offering price per share of the common stock less the $0.01 per share exercise price of each pre-funded warrant.

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

At-the-market offerings

During the three months ended March 30, 2024, we sold 3,080,000 shares of common stock for gross proceeds of $7,466,755 (average of $2.42 per share) before deducting broker expenses paid by us of approximately $0.2 million, pursuant to our then effective At-The-Market Equity Offering Sales Agreement, dated as of March 5, 2021 (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”), as agent. The ATM Agreement terminated in the three months ended March 30, 2024. On January 24, 2025 we entered into a new At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated (“Stifel”), as agent, for the sale of up to $50 million of securities. Subsequent to year end, the Company cannot use the ATM Agreement entered into on January 24, 2025 until such time the Company can utilize Form S-3.

In the second quarter of 2022, we sold 1.5 million shares of common stock and 0.2 million shares of treasury stock for gross proceeds of $2.1 million (average of $1.26 per share) before deducting broker expenses paid by us of less than $0.1 million and in the third quarter of 2022, the Company sold 675,000 shares of common stock for gross proceeds of approximately $0.9 million (average of $1.27 per share) before deducting broker expenses paid by us of less than $0.1 million, pursuant to an ATM Agreement. The net proceeds from the sale of common shares were used for general corporate purposes, including working capital.

The following table presents the components of our cash, cash equivalents, restricted cash and marketable securities held in U.S. dollars as of the dates presented:

	December 28, 2024	December 30, 2023
Domestic locations	$36,491,339	$17,725,979
Foreign locations	56,984	95,547
Subtotal cash, cash equivalents, restricted cash and marketable securities held in U.S. dollars	36,548,323	17,821,526
Cash and cash equivalents held in other currencies and converted to U.S. dollars	81,455	81,159
Total cash, cash equivalents, restricted cash and marketable securities	$36,629,778	$17,902,685

We have no plans to repatriate the cash and cash equivalents held in our foreign subsidiary KEL.

The manufacturing operations at our Korean facility, Kowon, have ceased and Kowon was liquidated at fiscal year ended 2018. We have recorded deferred tax liabilities for any additional withholding tax that may be due to the Korean government upon Kowon’s final tax return acceptance.

We have incurred net losses of $43.9 million, $19.7 million and $19.3 million for the fiscal years 2024, 2023 and 2022, respectively, and net cash outflows from operations of $14.2 million, $15.3 million and $17.7 million for the fiscal years ended 2024, 2023 and 2022, respectively. Our net cash outflows from operations were partially a result of funding our ongoing investments in research and development which we believe will continue. We have in the past sold equity securities through an at-the-market offering and in the traditional fashion of significant equity offerings. As the Company is unable to conclude that a favorable outcome in this litigation is probable and due to the net losses and negative cash flows from operations, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of these financial statements. Excluding a possible adverse result of the litigation discussed in Note 12 of the consolidated financial statements, we estimate we will have sufficient liquidity to fund operations at least through the second quarter of 2026. Nonetheless, we monitor the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If our actual results are less than projected or we need to raise capital for additional liquidity, we may be required to do additional equity financings, reduce expenses or enter into a strategic transaction. However, we can make no assurance that we will be able to raise additional capital, reduce expenses sufficiently, or enter into a strategic transaction on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Seasonality

Our revenues have not followed a seasonal pattern for the past three years and we do not anticipate any seasonal trend to our revenues in 2025.

Contractual Obligations

Under our former CEO’s (“Dr. Fan”) employment agreement, commencing in January 2023, Dr. Fan (or in the event of his death prior to completion of all installments to his surviving spouse, or if none to his estate) would receive $1,500,000 in twenty-four (24) equal monthly installments. As of December 28, 2024, the monthly installments have been paid. In addition, under Dr. Fan’s employment agreement he receives $40,000 per year through 2033.

The following is a summary of our contractual lease payment obligations as of December 28, 2024:

	Payment due by period
	Total	Less than 1 year	1-3 Years	4-5 years	More than 5 years
Operating Lease Obligations	$2,372,040	768,841	1,603,199	—	—

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We invest our excess cash in high-quality U.S. Government, government-backed (i.e., Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows, should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrealized gain or loss on debt securities. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiaries’ financial position, results of operations, and transaction gains and losses as a result of non-U.S. dollar-denominated cash flows related to business activities in Asia and Europe, and remeasurement of U.S. dollars to the functional currency of our U.K. subsidiary. We are also exposed to the effects of exchange rates in the purchase of certain raw materials which are in U.S. dollars but the price on future purchases is subject to change based on the relationship of the Japanese yen to the U.S. dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations or investments is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use silicon wafers in our production processes but do not enter into forward or futures hedging contracts.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this Item are included in this Report on pages 41 through 69. Reference is made to Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported on the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2024, on December 2, 2024, the audit committee approved the engagement of BDO USA, P.C. (“BDO”) as our independent registered public accounting firm, effective upon the execution of a satisfactory engagement letter with BDO and dismissed our prior independent registered public accounting firm, RSM US LLP (“RSM”), effective immediately prior to the engagement of BDO.

During the fiscal years ended December 30, 2023 and December 31, 2022, and the subsequent interim period through the date of our engagement of BDO on December 2, 2024, neither the Company, nor anyone acting on our behalf, consulted with BDO regarding any of the matters described in Items 304(a)(2)(i) and (ii) of Regulation S-K.

RSM’s audit reports on our consolidated financial statements for the fiscal years ended December 30, 2023 and December 31, 2022 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years ended December 30, 2023 and December 31, 2022, and the subsequent interim period through their dismissal on December 2, 2024: (i) there were no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K between us and RSM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to RSM’s satisfaction, would have caused RSM to make reference to the subject matter of the disagreements in connection with its reports on our consolidated financial statements for such years, and (ii) no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

We provided RSM with a copy of the disclosures set forth above. RSM’s confirmatory letter was included as Exhibit 16.1 to our Current Report on Form 8-K filed with the SEC on December 6, 2024.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

In connection with filing the Form 10-K, management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by our Annual Report on Form 10-K for the fiscal year ended December 28, 2024. Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to the material weaknesses identified by management and described below.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of December 28, 2024, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, our management concluded that, as of December 28, 2024, internal control over financial reporting was not effective based on criteria established in the Internal Control-Integrated Framework issued by the COSO for reasons discussed below.

We identified control deficiencies, that when aggregated, constitute material weaknesses as follows:

●	Design and operating effectiveness of information technology general computer controls in the areas of user access and program change-management for certain information technology systems that are critical to capturing, processing, and reporting financial transactions. These ineffective information technology controls contributed to (i) improper segregation of duties among certain business process controls and (ii) ineffective data validation of spreadsheets and system-generated reports.

●	Management did not design, implement and retain appropriate documentation of control procedures to achieve timely, complete and accurate recording and disclosures across multiple financial statement areas including accounting and disclosure of stockholder’s equity, share-based compensation, certain other receivables, accruals, and certain investments, including insufficient review controls around completeness and accuracy of information produced by the entity and documentation of evidence of reviews.

●	Management did not design, implement and retain appropriate documentation of certain business process controls related to the revenue cycle, including insufficient review controls around completeness and accuracy of information produced by the entity including, certain costs incurred, estimates to complete, and documentation of evidence of contract accounting reviews.

Remediation Activities

Management is actively engaged in the implementation of a remediation plan to implement measures designed to improve our internal control over financial reporting to remediate these material weaknesses with oversight from the Audit Committee of the Board of Directors.

Changes in Internal Control Over Financial Reporting

Except as described above related to the identification of the material weaknesses, there were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 28, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

During the three months ended December 28, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our Proxy Statement relating to our 2025 Annual Meeting of Stockholders (the “Proxy Statement”). We expect to file the Proxy Statement with the SEC in April 2025 (and, in any event, no later than 120 days after the close of our last fiscal year).

Code of Ethics. We have adopted a Code of Business Conduct and Ethics (“the Code”) that applies to all our employees (including our CEO and CFO) and directors. The Code is available on our website at www.kopin.com. We intend to satisfy the disclosure requirement regarding any amendment to or waiver of a provision of the Code applicable to any executive officer or director, by posting such information on our website.

Insider Trading Policy. We have adopted an insider trading compliance policy regarding securities transactions (the “Insider Trading Compliance Policy”) that applies to our directors, officers, employees, consultants, and contractors and those of our subsidiaries. We believe that the Insider Trading Compliance Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of our securities, as well as any listing standards applicable to us. A copy of the Insider Trading Compliance Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Kopin Corporation

Westborough, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Kopin Corporation (the “Company”) as of December 28, 2024, the related consolidated statement of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an outstanding litigation matter and has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of these critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating these critical audit matters below, providing separate opinions on these critical audit matters or on the accounts or disclosures to which they relate.

Net product revenue recognized using the cost-to-cost input method

As described in Note 1 to the consolidated financial statements, for certain contracts with prime contractors to the U.S. Government, the Company recognizes revenue over time using the cost-to-cost input method as the Company completes the performance obligations because of the continuous transfer of control to the customer and the lack of an alternative use for the product. Under this method, the Company measures progress towards completion based on the ratio of costs incurred to date to total estimated costs to satisfy the Company’s performance obligation. The cost-to-cost input method requires management to use significant assumptions and judgements to determine the estimated yield to be incurred throughout the customer contract.

We identified a certain assumption used in the estimated yield to determine net product revenue recognized using the cost to-cost input method as a critical audit matter. The principal consideration for our determination is the assumption requires management to use significant judgement in determining the estimated yield throughout the customer contract. Auditing the assumption required significant audit effort and auditor judgment to evaluate the audit evidence obtained.

The primary procedures we performed to address the critical audit matter included:

●	Obtaining an understanding of the Company’s process in determining the estimated yield.
●	Evaluating the reasonableness of the assumption by comparing yield estimates with actual yields in similar contracts that have been completed.
●	Inquiring with those in project management to evaluate project status and potential anticipated challenges which may affect the assumption.
●	Testing on a sample basis actual costs incurred related to the assumption throughout the year by obtaining supporting documentation.
●

Evaluating the yield estimate during the period subsequent to the year-end, to identify changes in conditions or events that may result in significant changes to the Company’s future yield estimates as of the year-end.

Research and development revenues recognized using the cost-to-cost input method

As described in Note 1 to the consolidated financial statements, the Company has research and development revenues, whereby control transfers overtime and revenue is recognized based on the extent of progress towards completion of the performance obligation. The Company recognizes revenue for certain of its research and development contracts over time, measuring progress using the cost-to-cost input method as costs are incurred. Under this method, the Company measures progress towards completion based on the ratio of costs incurred to date to total estimated costs to satisfy the Company’s performance obligation. The cost-to-cost input method requires management to use significant assumptions and judgements to estimate costs associated with its contracts with customers. These costs are estimated at contract inception and are monitored and updated throughout the duration of the contract.

We identified the estimated costs used in the cost-to-cost input method to determine the revenue recognized for certain research and development revenue contracts as a critical audit matter. The principal consideration for our determination is that research and development revenue recognized using the cost-to-cost input method requires management to use significant assumptions and judgements in determining the estimated future costs in the cost-to-cost calculation expected to be incurred throughout the customer contract. Auditing these estimates and assumptions required significant audit effort and a high degree of auditor judgment and subjectivity to evaluate the audit evidence obtained.

The primary procedures we performed to address the critical audit matter included:

●	Obtaining an understanding of the Company’s process to develop the estimates and assumptions used in determining the total estimated costs at completion.
●	Testing actual costs incurred, on a sample basis, and the mathematical accuracy of the costs included within the Company’s cost-to-cost input method.
●	Selecting a sample of customer contracts and performed the following procedures:

○	Inquiring with those in project management to evaluate project status and potential anticipated challenges which may affect the estimated future cost estimate.
○	Evaluating contract activity during the period subsequent to the year-end, to identify changes in conditions or events that may result in significant changes to the Company’s future cost estimates as of the year-end.
○	Evaluating the estimated costs used in open and closed contracts by comparing the original cost estimates at inception of the contract, to final costs incurred or estimated costs at the current stage of the contract.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2024.

Boston, Massachusetts

April 16, 2025

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Kopin Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Kopin Corporation and its subsidiaries (the Company) as of December 30, 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows, for each of the two years in the period ended December 30, 2023, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 30, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

We served as the Company’s auditor from 2019 to 2024.

Boston, Massachusetts

March 14, 2024

KOPIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 28, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$14,160,120	$5,710,685
Restricted cash	1,050,000	500,000
Marketable securities, at fair value	21,419,658	11,692,000
Accounts receivable, net of allowance of $1,075,000 and $1,025,000 in 2024 and 2023, respectively	11,850,654	9,706,036
Contract assets	7,074,020	3,409,809
Inventory	6,134,096	7,601,806
Prepaid expenses and other current assets	1,153,852	1,210,207
Total current assets	62,842,400	39,830,543
Property, plant and equipment, net	2,099,708	2,163,417
Operating lease right-of-use assets	2,134,898	2,504,909
Other assets	123,822	124,925
Equity investments	3,564,938	4,688,522
Total assets	$70,765,766	$49,312,316
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,941,470	$4,947,338
Accrued payroll and expenses	2,409,468	1,701,506
Accrued warranty	2,557,000	2,160,000
Contract liabilities	87,752	916,826
Operating lease liabilities	639,642	651,503
Accrued post-retirement benefits	40,000	790,000
Other accrued liabilities	685,946	1,702,681
Customer deposits	—	408,156
Accrued legal expenses	6,367,900	2,129,421
Deferred tax liabilities	414,118	470,884
Accrued litigation damages	24,800,000	—
Total current liabilities	43,943,296	15,878,315
Noncurrent contract liabilities and asset retirement obligations	358,292	278,112
Operating lease liabilities, net of current portion	1,479,976	1,832,982
Accrued post-retirement benefits, net of current portion	230,646	319,996
Other long-term liabilities, net of current portion	1,471,994	1,494,016
Total liabilities	47,484,204	19,803,421
Commitments and contingencies (Note 11) and Litigation (Note 12)
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; no shares issued and outstanding as of 2024 and 2023	—	—
Common stock, par value $.01 per share: authorized, 200,000,000 shares in 2024 and 150,000,000 in 2023; issued 161,264,507 shares in 2024 and 114,253,818 shares in 2023; outstanding 156,118,014 in 2024 and 112,251,416 in 2023	1,564,308	1,123,220
Additional paid-in capital	422,087,837	385,411,542
Treasury stock (312,882 shares in 2024 and 70,635 shares in 2023, at cost)	(370,012)	(103,127)
Accumulated other comprehensive income	2,032,359	1,232,294
Accumulated deficit	(402,032,930)	(358,155,034)
Total stockholders’ equity	23,281,562	29,508,895
Total liabilities and stockholders’ equity	$70,765,766	$49,312,316

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal year ended	2024	2023	2022
Revenues:
Net product revenues	$43,576,723	$25,937,170	$32,420,397
Research and development revenues	5,996,362	13,454,866	14,357,222
License and other revenues	762,082	1,002,141	623,571
Total revenues	50,335,167	40,394,177	47,401,190
Expenses:
Cost of product revenues	36,164,120	24,952,431	32,558,748
Research and development-funded programs	3,802,372	7,177,027	10,279,660
Research and development-internal	5,832,782	3,600,066	8,387,898
Selling, general and administrative	22,844,719	21,842,157	17,965,097
Litigation damages	24,800,000	—	—
Total operating expenses	93,443,993	57,571,681	69,191,403
Loss from operations	(43,108,826)	(17,177,504)	(21,790,213)
Non-operating (expense) income, net:
Interest income	817,180	829,602	76,877
Other income, net	19,989	245,234	154,357
Foreign currency transaction gains (losses)	175,909	(162,204)	(323,286)
(Loss) gain on remeasurement of investments	(1,612,148)	(3,327,347)	2,700,000
Total non-operating (expense) income	(599,070)	(2,414,715)	2,607,948
Loss before provision for income taxes and net loss of noncontrolling interest	(43,707,896)	(19,592,219)	(19,182,265)
Tax provision	(170,000)	(156,000)	(144,000)
Net loss	(43,877,896)	(19,748,219)	(19,326,265)
Net loss attributable to the noncontrolling interest	—	—	348
Net loss attributable to Kopin Corporation	$(43,877,896)	$(19,748,219)	$(19,325,917)
Net loss per share:
Basic and diluted	$(0.33)	$(0.18)	$(0.21)
Weighted average number of common shares outstanding:
Basic and diluted	132,875,913	108,976,245	91,429,106

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Fiscal year ended	2024	2023	2022
Net loss	$(43,877,896)	$(19,748,219)	$(19,326,265)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments	20,900	42,027	(36,478)
Unrealized holding gain (loss) on marketable securities	779,165	14,644	(201,283)
Reclassifications of loss in net loss on marketable securities	—	(445)	(522)
Total other comprehensive gain (loss), net of tax	800,065	56,226	(238,283)
Comprehensive loss	(43,077,831)	(19,691,993)	(19,564,548)
Comprehensive loss attributable to the noncontrolling interest	—	—	348
Comprehensive loss attributable to Kopin Corporation	$(43,077,831)	$(19,691,993)	$(19,564,200)

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity	Interest	Equity
Balance, December 25, 2021	90,069,169	$900,691	$356,931,157	$(366,110)	$1,414,351	$(319,080,898)	$39,799,191	$(172,334)	$39,626,857
Vesting of restricted stock	680,943	6,809	(6,809)	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,267,705	-	-	-	1,267,705	-	1,267,705
Other comprehensive loss	-	-	-	-	(238,283)	-	(238,283)	-	(238,283)
Restricted stock for tax withholding obligations	-	-	-	(198,740)	-	-	(198,740)	-	(198,740)
Issuance of common stock, net of costs	2,204,047	22,040	2,375,578	-	-	-	2,397,618	-	2,397,618
Sale of treasury stock, net of costs	-	-	-	461,723	-	-	461,723	-	461,723
Net loss	-	-	-	-	-	(19,325,917)	(19,325,917)	(348)	(19,326,265)
Balance, December 31, 2022	92,954,159	929,540	360,567,631	(103,127)	1,176,068	(338,406,815)	24,163,297	(172,682)	23,990,615
Vesting of restricted stock	2,367,892	23,680	(23,680)	-	-	-	-	-	-
Stock-based compensation expense	-	-	3,875,273	-	-	-	3,875,273	-	3,875,273
Other comprehensive income	-	-	-	-	56,226	-	56,226	-	56,226
Acquisition of noncontrolling interest	-	-	(172,682)	-	-	-	(172,682)	172,682	-
Issuance of common stock, net of costs	17,000,000	170,000	21,165,000	-	-	-	21,335,000	-	21,335,000
Net loss	-	-	-	-	-	(19,748,219)	(19,748,219)	-	(19,748,219)
Balance, December 30, 2023	112,322,051	1,123,220	385,411,542	(103,127)	1,232,294	(358,155,034)	29,508,895	-	29,508,895
Vesting of restricted stock	994,445	9,944	(9,944)	-	-	-	-	-	-
Stock-based compensation expense	-	-	3,334,671	-	-	-	3,334,671	-	3,334,671
Other comprehensive income	-	-	-	-	800,065	-	800,065	-	800,065
Restricted stock for tax withholding obligations	-	-	-	(266,885)	-	-	(266,885)	-	(266,885)
Issuance of common stock and pre-funded warrants, net of costs	43,114,400	431,144	33,351,568		-	-	33,782,712	-	33,782,712
Net loss	-	-	-	-	-	(43,877,896)	(43,877,896)	-	(43,877,896)
Balance, December 28, 2024	156,430,896	$1,564,308	$422,087,837	$(370,012)	$2,032,359	$(402,032,930)	$23,281,562	$-	$23,281,562

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal year ended	2024	2023	2022
Cash flows from operating activities:
Net loss	$(43,877,896)	$(19,748,219)	$(19,326,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	636,580	608,222	722,024
Accretion of discount on marketable securities	—	—	128
Stock-based compensation	3,334,671	3,875,273	1,267,705
Net loss (gain) on remeasurement of investments	1,612,105	2,887,893	(2,700,000)
Income taxes	170,642	—	143,345
Foreign currency losses	(207,926)	91,791	449,443
Loss on sale of property and equipment	59,151	46,231	317,032
Provision for credit losses	105,842	709,721	162,638
Noncash provision for excess inventory	2,378,675	1,143,622	2,078,750
Accrued litigation damages	24,800,000	—	—
Changes in other non-cash items	396,451	193,708	2,329,000
Changes in assets and liabilities:
Accounts receivable	(1,578,548)	(5,271,763)	6,806,578
Contract assets	(3,917,280)	821,094	(1,835,518)
Inventory	(922,589)	(2,255,352)	(2,010,749)
Prepaid expenses, other current assets and other assets	53,610	(202,504)	908,156
Accounts payable and accrued expenses	3,574,948	1,836,038	(3,859,768)
Contract liabilities and billings in excess of revenue earned	(845,041)	3,568	(3,139,749)
Net cash used in operating activities	(14,226,605)	(15,260,677)	(17,687,250)
Cash flows from investing activities:
Proceeds from sale of marketable securities	9,713,366	10,374,593	2,000,024
Purchase of equity investments	—	—	(499,998)
Other assets	(45)	62,694	20,909
Capital expenditures	(815,299)	(949,487)	(832,712)
Purchases of marketable securities	(19,186,857)	(17,624,779)	(4,000,042)
Net cash used in investing activities	(10,288,835)	(8,136,979)	(3,311,819)
Cash flows from financing activities:
(Purchase) sale of treasury stock, net of costs	—	—	461,723
Issuance of common stock and pre-funded warrants, net of costs	33,782,712	21,335,000	2,397,618
Settlements of restricted stock for tax withholding obligations	(266,885)	—	(198,740)
Net cash provided by financing activities	33,515,827	21,335,000	2,660,601
Effect of exchange rate changes on cash	(952)	14,463	(190,585)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,999,435	(2,048,193)	(18,529,053)
Cash and cash equivalents at beginning of year	6,210,685	8,258,878	26,787,931
Cash, cash equivalents and restricted cash at end of year	$15,210,120	$6,210,685	$8,258,878
Supplemental disclosure of cash flow information:
Construction in progress included in accrued expenses	$17,000	$200,000	$168,000
Right-of-use asset obtained in exchange for lease liability	217,046	—	—

See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Kopin Corporation is a leading developer and provider of innovative display, and application-specific optical solutions sold as critical components and subassemblies for defense, enterprise, professional and consumer products. Kopin’s portfolio includes microdisplays, display modules, eyepiece assemblies, image projection modules, and vehicle mounted and head-mounted display systems that incorporate ultra-small high-resolution Active Matrix Liquid Crystal displays (“AMLCD”), Ferroelectric Liquid Crystal on Silicon (“FLCoS”) displays, MicroLED displays (“µLED”) and Organic Light Emitting Diode (“OLED”) displays, a variety of optics, and low-power ASICs.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements reflect the operations of Kopin Corporation and its wholly owned subsidiaries. Certain reclassifications have been made to the fiscal year 2023 presentation to conform to the fiscal year 2024 presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Balance Sheet for fiscal year ended December 30, 2023 to reclassify prepaid taxes of $85,572 into prepaid expenses and other current assets and accrued legal expenses of $2,129,421 from accounts payable into accrued legal expenses. The Company disclosed certificates of deposit as Level 1 financial instruments as of December 30, 2023 and has reclassified these amounts to Level 2 financial instruments in the current comparative presentation in Note 5. An adjustment has been made to the deferred income tax assets and liabilities table included within Note 8 to reclassify $56,000 of December 30, 2023 other deferred tax assets to accrued legal deferred tax assets.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in December. The fiscal years ended December 28, 2024 and December 30, 2023 include 52 weeks and the fiscal year ended December 31, 2022 includes 53 weeks, and are referred to as fiscal years 2024, 2023, and 2022, respectively, herein.

Principles of Consolidation

The consolidated financial statements for fiscal year 2024 include the accounts of Kopin Corporation and its wholly owned subsidiaries. For fiscal year 2022, the consolidated financial statements include the accounts of Kopin Corporation and its wholly owned subsidiaries and a majority owned 80% subsidiary, eMDT America, Inc., located in California (collectively the Company). In the first quarter of fiscal year 2023, the Company acquired the remaining 20% interest in eMDT America, Inc. Net loss attributable to noncontrolling interest in the Company’s consolidated statements of operations represents the portion of the results of operations of which is allocated to the shareholders of the equity interests not owned by the Company. All intercompany transactions and balances have been eliminated.

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $43.9 million and $19.7 million for the year ended December 28, 2024 and for the fiscal year ended December 30, 2023, respectively, and net cash outflows from operations of $14.2 million and $15.3 million for the year ended December 28, 2024 and for the fiscal year ended December 30, 2023, respectively. The Company’s net cash outflows from operations were partially a result of funding its ongoing investments in research and development, which management believes will continue, production inefficiencies resulting from intermittent supply chain disruptions and legal fees in association with the litigation costs. In 2024, the Company sold 43.0 million shares of common stock and 4.0 million prefunded warrants for net proceeds of $33.9 million. As described in Note 12 Litigation, on April 22, 2024, a jury verdict was entered against the Company awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages. On May 22, 2024, the Company filed its Motion for Judgment as a Matter of Law or in the alternative for a New Trial, as well as two submissions arguing that the disgorgement and exemplary damages should not be awarded. That same day, BlueRadios filed motions seeking a permanent injunction prohibiting Kopin from selling any products that incorporate BlueRadios’ trade secrets, over $10.8 million in pre-judgment interest, and over $10.2 million in attorneys’ fees and costs. While no final judgment has been issued by the Court, the Court will take that recommendation under advisement and will rule in its final judgment on the final amount after briefing on the issues. Final briefings on the motions were made by the parties on October 29, 2024. As the Company is unable to conclude that a favorable outcome in this litigation is probable and due to the net losses and negative cash flows from operations, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of these financial statements.

Management has implemented certain plans to reduce cash outflows including operational improvements and the curtailment of certain develope programs, both of which are expected to preserve cash. The Company has in the past sold equity securities through at-the-market equity offerings and in the traditional fashion of significant equity offerings. Nonetheless, management monitors the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If the Company’s actual results are less than projected or the Company needs to raise capital for additional liquidity, the Company may be required to do additional equity financings, reduce expenses, or enter into a strategic transaction. However, management can make no assurance that the Company will be able to raise additional capital, reduce expenses sufficiently, or enter into a strategic transaction on terms acceptable to the Company, or at all.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products, and the amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these products and excludes taxes collected from customers which are subsequently remitted to government authorities.

The Company applies the following five steps to guide revenue recognition:

1)	Identify the contract(s) with a customer—A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the products to be transferred and identifies the payment terms related to those products, (ii) the contract has commercial substance and (iii) the Company determines that collection of substantially all consideration for products that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company’s contracts are typically in the form of a purchase order. For certain large customers, the Company may also enter into master service agreements that define general terms but are not customer commitments to purchase until coupled with a purchase order. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or published credit and financial information pertaining to the customer.

2)	Identify the performance obligations in the contract—Performance obligations promised in a contract are identified based on the products and services that will be transferred. A product or service is distinct if both a) the customer can benefit from the product or service either on its own or together with other resources that are readily available from third parties or from the Company, and b) is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised products or services, the Company must apply judgment to determine whether the products or services meet the criteria to be distinct. If these criteria are not met the promised products or services are accounted for as a combined performance obligation.

3)	Determine the transaction price—The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products to the customer. The Company historically does not have contracts with variable consideration but to the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4)	Allocate the transaction price to the performance obligations in the contract—If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. The Company’s contracts do not typically contain multiple performance obligations that require an allocation of the transaction price to each performance obligation on a relative Stand-alone Sales Price (“SSP”). During the years ended 2024, 2023 and 2022 the Company did not have contracts with multiple performance obligations.

5)	Recognize revenue when (or as) the Company satisfies a performance obligation—The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised product or service to a customer.

Product Revenues

For certain contracts with prime contractors for the U.S. Government, the Company recognizes product revenue over time as the Company performs because of continuous transfer of control to the customer and the lack of an alternative use for the product. The continuous transfer of control to the customer is supported by liability clauses in the contract that allow the U.S. Government to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit and take control of any work in process and finished goods.

In situations where control transfers over time, product revenue is recognized based on the extent of progress towards completion of the performance obligation. The Company uses the cost-to-cost input method to measure the extent of progress towards completion of the performance obligation for its contracts because the Company believes it best depicts the transfer of assets to the customer. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation which includes the expected yield which is a significant judgment. Revenues are recorded proportionally as costs are incurred.

For certain contracts with prime contractors for the U.S. Government and commercial customers, while the contract may have a similar liability clause, the Company’s products historically have an alternative use and thus, revenue is recognized at a point in time upon transfer of control. Provisions for product returns and allowances are reductions in the transaction price and are recorded in the same period as the related revenues. The Company analyzes historical returns, current economic trends and changes in customer demand when evaluating the adequacy of sales returns and other allowances.

Research & Development Contracts

For most of the Company’s development contracts and contracts with the U.S. Government, the customer contracts with the Company to provide a significant service of integrating a set of components into a single unit. Since these performance obligations are not distinct or capable or being distinct, the entire contract is accounted for as one performance obligation. If there is a follow-on production contract it is assessed whether it is a contract modification or a new contract.

In situations where control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The Company generally uses an input method using the cost-to-cost approach to measure the extent of progress towards completion of the performance obligation for its contracts because the Company believes it best depicts the transfer of assets to the customer. Under the cost-to-cost measure approach, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation which requires management to use significant assumptions and judgements. Revenues are recorded proportionally as costs are incurred.

License and other revenues

The rights and benefits to the Company’s intellectual property are conveyed to certain customers through royalty bearing technology license agreements. These sales-based royalties are recognized when they are earned. Revenues from sales-based royalties under license agreements are shown under License and other revenues on the Company’s consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s fixed-price contracts with the U.S. Government or other customers may result in revenue recognized in excess of amounts currently billed. The Company discloses the excess of revenues over amounts actually billed as Contract assets and unbilled receivables on the consolidated balance sheets. Amounts billed and due from the Company’s customers are classified as Accounts receivable on the consolidated balance sheets. In some instances, the U.S. Government may retain a small portion of the contract price until completion of the contract. For contracts with the U.S. Government and some commercial customers, the Company typically receives payments either as work progresses or by achieving certain milestones or based on a schedule in the contract. The Company recognizes a liability for these advance payments in excess of revenue recognized and present it as Contract liabilities and billings in excess of revenue earned on the consolidated balance sheets. Advanced payments typically are not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect the Company from the other party failing to adequately complete some or all of its obligations under the contract. For industrial and consumer purchase orders, the Company typically receives payments within 30 to 60 days of shipment of the product, although for some purchase orders, the Company may require an advanced payment prior to shipment of the product.

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

Contract Liabilities

Contract liabilities consist of advance payments and billings in excess of revenue recognized for the contract.

Performance Obligations

The Company’s revenue recognition related to performance obligations that were satisfied at a point in time and over time were as follows:

Fiscal year ended	2024	2023	2022
Point in time	15%	34%	22%
Over time	85%	66%	78%

The value of remaining performance obligations represents the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of December 28, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $14.0 million, which the Company expects to recognize revenue over the next 12 months. The remaining performance obligations represent amounts to be earned under government contracts, which are subject to cancellation.

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

Restricted cash of approximately $1.1 million is included on the consolidated balance sheet as of December 28, 2024, and represents cash deposited by the Company into a separate account and designated as collateral for a standby letter of credit in the same amount in accordance with a contractual agreement with a vendor.

Marketable Securities

Marketable securities consist primarily of corporate notes and U.S. Government and agency-backed securities. The Company classifies these marketable securities as available-for-sale at fair value in “Marketable securities, at fair value” in the consolidated balance sheets, with unrealized gains and losses reported as a component of other comprehensive income (loss). The Company records the amortization of premiums and accretion of discounts on marketable securities in the results of operations.

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable securities. The gross gains and losses realized related to sales and maturities of marketable securities were not material during the fiscal years ended 2024, 2023 and 2022.

For our available-for-sale debt securities in an unrealized loss position, we determine whether a credit loss exists. In this assessment, among other factors, we consider the extent to which the fair value is less than the amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If factors indicate a credit loss exists, an allowance for credit loss is recorded to other income (loss), net, limited by the amount that the fair value is less than the amortized cost basis. The Company excludes the applicable accrued interest from both the fair value and amortized costs basis of the Company’s available-for-sale securities for purposes of identifying and measuring an impairment. Accrued interest receivable on available-for-sale securities is recorded within prepaid and other assets on the consolidated balance sheets. The Company made an accounting policy election to (1) not measure an allowance for credit loss for accrued interest receivable, and (2) to write off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which the Company considers to be in the period in which it determines the accrued interest will not be collected.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are presented net of any necessary allowance(s) for credit losses. Receivables are recorded at the invoiced amount and generally do not bear interest. When necessary, an allowance for credit losses is established based on prior experience and other factors which, in management’s judgment, deserve consideration in estimating bad debts.  Management assesses the collectability of the customer’s account based on current aging status, collection history, and financial condition.  Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the entire accounts receivable portfolio.  We had an allowance for credit losses of $1.1 million and $1.0 million at December 31, 2024 and 2023, respectively.

Fair Value of Financial Instruments

Financial instruments consist of marketable securities, equity investments, accounts receivable, and certain current liabilities. These assets (excluding marketable securities and equity investments) and liabilities are carried at cost, which approximates fair value. Marketable securities are recorded at fair value and equity investments are recorded using the cost method, adjusted for changes in observable market transactions.

Inventory

Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or net realizable value. The Company adjusts inventory carrying value for the estimated difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand. The Company fully reserves for inventories and non-cancellable purchase orders for inventory deemed obsolete. The Company performs periodic reviews of inventory items to identify excess inventories on hand by comparing on-hand balances to anticipated usage using recent historical activity as well as judgements and estimates about anticipated or forecasted demand. If estimates of customer demand diminish further or market conditions become less favorable than those projected by the Company, additional inventory adjustments may be required, subject to judgement and estimation. At the point of a loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established basis.

Inventory consists of the following at December 28, 2024 and December 30, 2023:

	2024	2023
Raw materials	$4,062,099	$4,785,197
Work-in-process	1,244,484	2,018,421
Finished goods	827,513	798,188
	$6,134,096	$7,601,806

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, generally 3 to 5 years. Leasehold improvements and leased equipment are amortized over the remaining lease term or the useful life of the improvement or equipment. As discussed below, obligations for asset retirement are accrued at the time property, plant and equipment is initially purchased or as such obligations are generated from use.

Recognition and Measurement of Financial Assets and Liabilities

The Company periodically makes equity investments in private companies, accounted for as an equity investment, which require estimates and judgement in determining their value. The Company uses the measurement alternative for equity investments without readily determinable fair values, which is often referred to as “the cost method,” adjusted for changes in observable market transactions. When assessing investments in private companies for impairment, the Company considers such factors as, among other things, the share price from the investee’s latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, the liquidity and cash position, including its cash burn rate and market acceptance of the investee’s products and services.

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

Extended Warranties

The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 18 months beyond the standard 12-month warranty. The Company classifies the current portion of extended warranties under Contract liabilities and billings in excess of revenue earned and the noncurrent portion of extended warranties under Noncurrent contract liabilities and asset retirement obligations in its consolidated balance sheets. The Company had less than $0.1 million of contract liabilities related to extended warranties at December 28, 2024 and December 30, 2023.

Asset Retirement Obligations

Included in Other long-term liabilities, net of current portion are asset retirement obligations (“ARO”) liabilities of $0.4 million and $0.3 million at December 28, 2024 and December 30, 2023, respectively as reported on the Consolidated Balance Sheets as Noncurrent contract liabilities and asset retirement obligations. This represents the legal obligations associated with the retirement of the Company’s assets when the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the Company. Changes in ARO liabilities for fiscal years 2024 and 2023 are as follows:

	2024	2023
Beginning balance	$254,680	$242,094
Increase	100,000	—
Exchange rate change	(3,853)	12,586
Ending balance	$350,827	$254,680

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

Foreign Currency

The reporting currency of the Company is U.S. dollars. Assets and liabilities of non-U.S. operations where the functional currency is other than the U.S. dollar is translated from the functional currency into U.S. dollars at year end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Resulting translation adjustments are accumulated as part of accumulated other comprehensive income. Transaction gains or losses are recognized in income or loss in the period in which they occur.

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period including the pre-funded warrants, less any unvested restricted shares. Diluted net loss per share is calculated using weighted-average shares outstanding, including the pre-funded warrants, and contingently issuable shares, less weighted-average shares reacquired during the period. The net outstanding shares are adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s common stock equivalents, which consist of outstanding stock options and unvested restricted stock.

The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive:

	2024	2023	2022
Nonvested restricted common stock	4,833,611	1,931,767	1,965,901

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk other than marketable securities consist principally of trade accounts receivable. Trade receivables are primarily derived from sales to manufacturers of components and subassemblies for defense applications. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom we make substantial sales. To reduce risk, we routinely assess the financial strength of our customers and, as a consequence, believe that our accounts receivable credit risk exposure is limited. Management assesses the collectability of the customer’s account based on current aging status, collection history, and financial condition. Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the entire accounts receivable portfolio. The Company sells its products to customers worldwide and generally does not require collateral.

The Company primarily invests its excess cash in government-backed and corporate debt securities that management believes to be of high creditworthiness, which bear lower levels of relative credit risk. The Company relies on rating agencies to ascertain the creditworthiness of its marketable securities and, where applicable, guarantees made by the Federal Deposit Insurance Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-Based Compensation

The fair value of nonvested restricted common stock awards is generally the quoted price of the Company’s equity shares on the date of grant. The nonvested restricted common stock awards require the employee to fulfil certain obligations, including remaining employed by the Company for periods ranging from one to five years (the vesting period) and in certain cases also require meeting performance criteria. The performance criteria primarily consist of the achievement of established milestones. For nonvested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For nonvested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the service period. If the performance criteria are not met, no compensation cost is recognized, and any previously recognized compensation cost is reversed. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time vested awards. We have elected to account for forfeitures as they occur.

Comprehensive Loss

Comprehensive loss is the total of net (loss) income and all other non-owner changes in equity including such items as unrealized holding (losses) gains on marketable equity and debt securities classified as available-for-sale and foreign currency translation adjustments.

The components of accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized holding gain (loss) on marketable securities	Reclassifications of loss in net loss on marketable securities	Accumulated Other Comprehensive Income
Balance as of December 25, 2021	$1,110,770	$368,334	$(64,753)	$1,414,351
Changes during year	(36,478)	(201,283)	(522)	(238,283)
Balance as of December 31, 2022	1,074,292	167,051	(65,275)	1,176,068
Changes during year	42,027	14,644	(445)	56,226
Balance as of December 30, 2023	1,116,319	181,695	(65,720)	1,232,294
Changes during year	20,900	779,165	—	800,065
Balance as of December 28, 2024	$1,137,219	$960,860	$(65,720)	$2,032,359

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Examples of such triggering events applicable to the Company’s assets include, but are not limited to, a significant decrease in the market price of a long-lived asset or asset group, a current-period operating or cash flow loss combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group, or adverse industry or economic trends. If any indicator of impairment exists, the Company would then assess the recoverability of the affected long-lived assets by determining whether the carrying value of the asset group can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company would estimate the asset group’s fair value using future discounted cash flows associated with the use of the asset group and adjust the carrying value of the asset group accordingly. Given the Company’s history of negative operating losses and negative operating cash flows, the Company performed an analysis of its long-lived assets for fiscal years 2024 and 2023. Upon completion of its assessment, the Company did not identify an impairment charge on its long-lived assets for the years ended December 28, 2024 or December 30, 2023.

Leases

The Company determines if an arrangement is a lease or contains an embedded lease at inception. For lease arrangements with both lease and non-lease components (e.g., common-area maintenance costs), the Company accounts for the non-lease components separately.

All of the Company’s leases are operating leases. Operating lease right-of-use assets (“ROU”) and operating lease liabilities are recognized based on the present value of future lease payments over the lease term at the commencement date. The operating lease right-of-use assets also include any initial direct costs and any lease payments made at or before the commencement date and is reduced for any unrestricted incentives received at or before the commencement date.

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

Some of the Company’s leases include options to extend or terminate the lease. The Company includes these options in the recognition of the Company’s ROU assets and lease liabilities when it is reasonably certain that the Company will exercise the option. In most cases, the Company has concluded that renewal and early termination options are not reasonably certain of being exercised by the Company (and thus not included in its ROU asset and lease liability) unless there is an economic, financial or business reason to do so. None of the Company’s leases include variable lease-related payments, such as escalation clauses based on the consumer price index (“CPI”) rates or residual guarantees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU Number 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires more disaggregated income tax disclosures, including additional information in the rate reconciliation and additional disclosures about income taxes paid. ASU 2023-09 will become effective for the Company for the fiscal year ending December 27, 2025. Early adoption is permitted, and guidance should be applied prospectively, with an option to apply guidance retrospectively. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosure of income statement expenses for public business entities (“PBEs”). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU Number 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker(s) that are included within each reported measure of segment profit or loss. The guidance also expands disclosure requirements for interim periods, as well as requires disclosure of other segment items, including the title and position of the entity’s chief operations decision maker(s). ASU 2023-07 became effective for the Company for the fiscal year ending December 28, 2024, and for interim periods starting in the Company’s first quarter of 2025. The Company adopted this standard for fiscal year 2024 and there was not a material impact, reference additional disclosure within Note 13. Segments and Disaggregation of Revenue.

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

2. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 28, 2024 and December 30, 2023:

	Useful Life	2024	2023
Equipment	3-5 years	$14,783,622	$14,025,078
Leasehold improvements	Remaining Life of the lease	3,674,586	3,631,518
Furniture and fixtures	3 years	170,874	165,636
Equipment under construction		457,889	957,915
		19,086,971	18,780,147
Accumulated depreciation and amortization		(16,987,263)	(16,616,730)
Property, plant and equipment, net		$2,099,708	$2,163,417

Depreciation expense for fiscal year 2024 and 2023 was approximately $0.6 million and $0.7 million for fiscal year 2022.

3. Leases

The Company enters into operating leases primarily for manufacturing, engineering, research, administration and sales facilities, and information technology (“IT”) equipment. At December 28, 2024 and December 30, 2023, the Company did not have any finance leases. Almost all of the Company’s future lease commitments, and related lease liability, relate to the Company’s facility leases. Some of the Company’s leases include options to extend or terminate the lease.

	2024	2023	2022
Operating lease cost	$867,920	$865,377	$985,967

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 28, 2024, the Company’s future lease payments under non-cancellable leases were as follows:

2025	$768,841
2026	732,611
2027	669,255
2028	201,333
2029	—
Thereafter	—
Total future lease payments	2,372,040
Less effects of discounting	(253,492)
Total	$2,118,548

Cash paid for operating cash flows from operating leases:

	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$861,775	$983,289	$993,633

Other information related to leases was as follows:

	2024	2023
Weighted Average Discount Rate—Operating Leases	6.77%	6.21%
Weighted Average Remaining Lease Term—Operating Leases (in years)	3.16	4.04

4. Contract Assets and Liabilities

Contract assets (liabilities) consisted of the following:

	December 28, 2024	December 30, 2023	December 31, 2022
Contract assets	$7,074,020	$3,409,809	$4,068,364
Current contract liabilities and billings in excess of revenue earned	(87,752)	(916,826)	(930,500)
Noncurrent contract liabilities	(7,465)	(23,198)	(6,190)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The $3.7 million increase in the Company’s contract assets from December 30, 2023 to December 28, 2024 was primarily due to an increase in amounts owed from customers for whom we produce products for defense applications. The accounts receivable balance at December 31, 2022 was $6.5 million.

The $0.8 million decrease in the Company’s contract liabilities from December 30, 2023 to December 28, 2024 was primarily due to satisfaction of performance obligations that were paid in advance.

The Company records contract assets or contract liabilities on a contract-by-contract basis. The Company records a contract asset for unbilled revenue when the Company’s performance exceeds amounts billed or billable. The Company classifies the contract asset as either current or non-current based on the expected timing of the Company’s right to bill under the terms of the contract, which the Company expects to be able to bill for within one year.

Contract liabilities consist of payments received in advance of product shipment. The liability is removed with shipment of the product.

The Company recognized revenue of approximately $0.9 million, $0.9 million, and $3.7 million during fiscal 2024, 2023, 2022 that was included in the opening contract liabilities as of December 30, 2023, December 31, 2022, and December 25, 2021, respectively. There was no revenue recognized from performance obligations satisfied in prior periods.

The Company did not recognize impairment losses on its contract assets during the years ended December 28, 2024, December 30, 2023, and December 31, 2022.

5. Financial Instruments

Fair Value Measurements

Financial instruments are categorized as Level 1, Level 2 or Level 3 based upon the method by which their fair value is computed. An investment is categorized as Level 1 when its fair value is based on unadjusted quoted prices in active markets for identical assets that the Company has the ability to access at the measurement date. An investment is categorized as Level 2 if its fair market value is based on quoted market prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, based on observable inputs such as interest rates, yield curves, or derived from or corroborated by observable market data by correlation or other means. The Company’s Level 2 investments are based on a yield to maturity models and market interest rates. An investment is categorized as Level 3 if its fair value is based on unobservable inputs for the asset.

The following table details the recurring fair value measurements of the Company’s financial assets:

		Fair Value Measurement at December 28, 2024 Using:
	Total	Level 1	Level 2	Level 3
Cash equivalents	$12,438,130	$11,592,842	$845,288	$—
U.S. Government and agency backed securities	17,436,195	1,995,520	15,440,675	—
Certificates of deposit	4,483,463	—	4,483,463	—
Equity Investments	699,176	699,176	—	—
	$35,056,964	$14,287,538	$20,769,426	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

		Fair Value Measurement at December 30, 2023 Using:
	Total	Level 1	Level 2	Level 3
Cash equivalents	$5,079,605	$5,079,605	$—	$—
U.S. Government and agency backed securities	4,474,375	—	4,474,375	—
Certificates of deposit	7,717,625	—	7,717,625	—
Equity Investments	4,688,522	174,178	—	4,514,344
	$21,960,127	$5,253,783	$12,192,000	$4,514,344

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

Marketable Securities

The Company validates the fair market values of the financial instruments below by using a model that incorporates current interest rates and remaining term. The restricted cash balance at December 28, 2024 is invested in a certificate of deposit and money market funds. The restricted cash balance that is invested in a certificate of deposit is classified as a Corporate debt available-for-sale marketable security. Investments in available-for-sale marketable securities are as follows at December 28, 2024 and December 30, 2023:

	Amortized Cost		Unrealized Gain (Losses)		Fair Value
	2024	2023	2024	2023	2024	2023
U.S. Government and agency backed securities	$17,243,599	$4,500,030	$192,596	$(25,655)	$17,436,195	$4,474,375
Corporate debt	4,480,096	7,750,174	3,367	(32,549)	4,483,463	7,717,625
Total	$21,723,695	$12,250,204	$195,963	$(58,204)	$21,919,658	$12,192,000

The contractual maturity of the Company’s marketable debt securities is as follows at December 28, 2024:

	Less than One year	One to Five years	Total
U.S. Government and agency backed securities	$17,436,195	$—	$17,436,195
Corporate debt	4,483,463	—	4,483,463

Equity Investments

Equity investments rarely traded or not quoted will generally have less (or no) pricing observability and a higher degree of judgment utilized in measuring fair value. Initial measurement of equity investments occurs when an observable price for the equity investment is available. The Company adopted the measurement alternative for equity investments without readily determinable fair values, which is often referred to as cost method investments , adjusted for changes in observable market transaction. As a result, these investments are revalued upon occurrence of an observable price change for similar investments and for impairments. As of December 28, 2024 and December 28, 2023, the carrying value of these equity investments was $0.9 million and $4.5 million, respectively.

On January 5, 2023, the Company entered into a Technology License Agreement and an Asset Purchase Agreement (the “LST Agreements”) with Lightning Silicon Technology, Inc. (“LST”). Pursuant to the LST Agreements, the Company issued a license to LST for certain technology associated with its organic light emitting technology, transferred in-process development contracts with two customers and accounts receivables that the Company had previously determined were not collectible. The technology license agreement provides for Kopin to transfer certain patents to LST if LST achieves certain milestones, however upon transfer Kopin will receive a license to the technology. To the extent LST makes improvements to the technology licensed from Kopin, Kopin will receive a license for these improvements for certain markets. Kopin is not obligated to provide any additional funding support to LST. As consideration for the transaction, the Company received 18,000,000 common shares representing a 20.0% equity stake in LST. The Company has recorded its investment in LST at $0 as of December 28, 2024 and December 30, 2023. The Company receives a royalty based on unit sales of products that utilize the technology licensed. Royalty received to date has been de minimis. Drs. John Fan, the Company’s former President and CEO and former Chairman of the Board, Boryeu Tsaur, a former Executive Vice President of the Company and Hong Choi, the Company’s former Chief Technology Officer terminated their employment with the Company and became investors in and members of the management team of LST. Dr. Fan is the Founder of LST. As a result of this transaction, in 2022 the Company wrote off the two operating lease assets associated with facilities used for the development of the Company’s organic light emitting diode (“OLED”) products.

The Company has an equity interest in a Lenovo New Vision which it acquired through purchasing capital and contributing certain intellectual property totalling $3.9 million on December 25, 2021. In the third quarter of 2022, the Company reviewed the financial condition of its equity interest in the company and, as a result of valuing the investment through discounted cash flow and guideline public company methods, recorded an impairment charge of $2.0 million to reduce the value of its investment. The investment is denominated in Chinese Yuan and for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, the Company recorded approximately $0, $0.2 million and $0.3 million of changes in investment value, respectively, due to a fluctuation in the foreign exchange rate. As of December 28, 2024, the Company owned an approximate 10% interest in this investment and the carrying value of this equity investment was $1.5 million at December 28, 2024 and December 30, 2023.

In 2017 the Company received a warrant to acquire equity in RealWear Inc. (RealWear) as part of the licensing of technology to the customer. The Company exercised the warrant in 2018 and made additional investments. In the fourth quarter of 2019, the Company reviewed the financial condition and other factors of the customer and, as a result, the Company recorded an impairment charge to reduce its investment in the customer to $0. In the first quarter of 2022, RealWear raised additional equity capital and based on an observable price change of the customer’s share prices and terms of the equity sale, the Company remeasured the fair market value of its investment and recorded a gain of $4.7 million. In the second quarter of 2022, the Company made an additional equity investment of $0.5 million. In the second quarter of 2023, the Company received shares valued at approximately $0.4 million as payment of royalties. In the second quarter of 2023, the Company reviewed the financial condition and an observable price point in an equity transaction, and as a result, the Company recorded an impairment charge of $3.1 million to reduce the value of the investment to $2.5 million. In the second quarter of 2024, the Company reviewed the financial condition and an observable price point in an equity transaction, and as a result, recorded impairment charges of $0.7 million. In the fourth quarter of 2024, RealWear entered into a merger agreement and based upon the information provided, in the third quarter of 2024, the Company recorded an impairment charge of $1.1 million, reducing the value of the investment to $0.7 million. In the fourth quarter of 2024 RealWear completed its merger, subject to post closing events. The Company performed a valuation of the investment based on the merger agreement, available financial statements and projections, assumptions on the post-closing events and the resulting dilution, and 100% volatility, a risk-free interest rate of 4.5% and an expected term of one year and recorded a write up in the RealWear investment of $0.2 million. As of December 28, 2024, the Company owns an approximate 1.8% interest in this investment and the investment is valued at $0.9 million. The valuation performed by the Company was categorized within level 3 in the fair value hierarchy in accordance with ASC 820.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On September 30, 2019 the Company entered into an Asset Purchase Agreement (the “Solos Purchase Agreement”) pursuant to which the Company sold and licensed certain assets of the Company’s SolosTM (“Solos”) product line and WhisperTM Audio (“Whisper”) technology. As consideration for the transaction the Company received a 20.0% equity stake in Solos Incorporation (“Solos Inc.”). The Company’s 20.0% equity stake will be maintained until Solos Inc. has raised a total of $7.5 million in equity financing. The Company receives a royalty in the single digits on the net sales amount of Solos products for a three-year period, after the commencement of commercial production. The Company has performed the analysis and identified Solos Technology as a variable interest entity that should not be consolidated by Kopin, as Kopin is not the primary beneficiary of the entity. Kopin is not obligated to provide any additional funding support to Solos, and its potential loss exposure is the value of the investment recorded on its books. Based on the price paid for equity by the other 80.0% owners of Solos, volatility based on a peer group and assumptions about the risk-free interest rate, the Company estimated the fair value of its equity holdings at $0.6 million and in 2019 recorded a $0.6 million gain on its investment for this equity transaction as the basis of assets transferred was zero. In the second quarter of 2023, the Company reviewed the financial condition and other factors of the customer and, as a result, the Company recorded an impairment charge of $0.2 million to reduce its investment in the customer to $0.2 million. The investment balance is $0.2 million as of December 28, 2024.

6. Stockholders’ Equity and Stock-Based Compensation

Registered Sale of Equity Securities

In the second quarter of 2022, the Company sold 1.5 million shares of common stock and 0.2 million shares of treasury stock for gross proceeds of $2.1 million (average of $1.26 per share) before deducting broker expenses paid by the Company of less than $0.1 million and in the third quarter of 2022, the Company sold 675,000 shares of common stock for gross proceeds of approximately $0.9 million (average of $1.27 per share) before deducting broker expenses paid by the Company of less than $0.1 million, pursuant to the At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated, (“Stifel”) as agent. The net proceeds from the sale of common shares were used for general corporate purposes, including working capital.

In the first quarter of 2024, the Company sold 3,080,000 shares of common stock for gross proceeds of $7,466,755 (average of $2.42 per share) before deducting broker expenses paid by the Company of approximately $0.2 million, pursuant to the Company’s then effective ATM Agreement with Stifel, as agent. The ATM Agreement terminated in the three months ended March 30, 2024.

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

On September 23, 2024, the Company sold 37,550,000 shares of common stock and pre-funded warrants to purchase up to 4,000,000 shares of common stock at a public offering price of $0.64 per pre-funded warrant and received gross proceeds of $27.0 million before deducting underwriting discounts and offering expenses paid by the Company of $1.8 million. The offering price of the pre-funded warrant equals the public offering price per share of the common stock less the $0.01 per share exercise price of each pre-funded warrant. On September 30, 2024, the Company sold 2,405,000 shares of common stock and received gross proceeds of $1.6 million.

On June 6, 2024, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to increase the number of authorized shares of the Company’s common stock, par value $0.01 per share, from 150,000,000 shares to 200,000,000 shares.

The issued pre-funded warrants were classified as a component of permanent equity in the Company’s Consolidated Balance Sheets as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share, basic and diluted, attributable to common stockholders as the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date of the pre-funded warrants. As of December 28, 2024, none of the pre-funded warrants had been exercised.

The table below summarizes pre-funded warrants activity:

Pre-funded warrants
As of December 31, 2022	—
Issuance of pre-funded warrants	6,000,000
As of December 30, 2023	6,000,000
Issuance of pre-funded warrants	4,000,000
As of December 28, 2024	10,000,000

Sale of Treasury Stock

During the year ended December 31, 2022, the Company sold 126,389 shares of its common stock held in treasury for approximately $0.2 million through the sale of shares under its ATM Agreement, dated March 5, 2021. Commissions paid were less than $10,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Awards

In 2020, the Company adopted the 2020 Equity Incentive Plan (“2020 Equity Plan”) which authorized the issuance of shares of common stock to employees, certain consultants and advisors who perform services for the Company, and non-employee members of the Board. The 2020 Equity Plan is a successor to the Company’s 2010 Equity Incentive Plan (“2010 Equity Plan”). The number of shares authorized under the 2020 Equity Plan was 4,000,000 shares of common stock, which has since been amended to authorize the issuance of 11,000,000 shares of common stock. In addition, shares of common stock underlying any outstanding award granted under the 2010 Equity Plan that expires, or is terminated, surrendered or forfeited for any reason without issuance of such shares shall be available for the award of new grants under the 2020 Plan. As of December 28, 2024, the Company has approximately 4.9 million shares of common stock authorized and available for issuance under the Company’s 2020 Equity Plan.

The fair value of non-vested restricted common stock awards is generally the market value of the Company’s common stock on the date of grant. The non-vested restricted common stock awards require the employee to fulfil certain obligations, including remaining employed by the Company for periods ranging from one to five years (the vesting period) and in certain cases also require meeting either performance criteria. For non-vested restricted common stock awards that solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the requisite service period. For non-vested restricted common stock awards that require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the anticipated service period. If the performance criteria are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed.

	Shares	Weighted Average Grant Fair Value	Fair Value	Intrinsic Value
Non-vested at December 30, 2023	1,931,767	$1.65	$3,187,416	$3,921,487
Granted	4,388,090	1.23	$5,397,351	-
Forfeited	(491,801)	2.17	$(1,067,209)	-
Vested	(994,445)	1.77	$(1,760,167)	-
Non-vested at December 28, 2024	4,833,611	$1.19	$5,757,391	$6,718,720
Expected to vest	4,833,611

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the fiscal years 2024, 2023 and 2022 (no tax benefits were recognized):

	2024	2023	2022
Cost of product revenues	$1,034,422	$1,210,453	$94,634
Research and development	724,993	861,324	435,842
Selling, general and administrative	1,575,256	1,803,496	737,229
Total	$3,334,671	$3,875,273	$1,267,705

Unrecognized compensation expense for non-vested restricted common stock as of December 28, 2024 totaled $5.7 million and is expected to be recognized over a weighted average period of approximately 2 years.

7. Concentrations of Risk

Ongoing credit evaluations of customers’ financial condition are performed and collateral, such as letters of credit, are generally not required. Customer’s accounts receivable balance as a percentage of total accounts receivable was as follows:

	Percent of Gross Accounts Receivable
Customer	December 28, 2024	December 30, 2023
Collins Aerospace	7%	28%
DRS Network & Imaging Systems, LLC	69%	27%

The Company had product sales to defense customers for 2024, 2023 and 2022 of 82%, 56% 52% of total revenues.

The Company had revenue from funded research and development contracts for 2024, 2023, and 2022 of 12%, 33% and 30% of total revenues.

Sales to significant customers for fiscal years 2024, 2023 and 2022, as a percentage of total revenues, is as follows:

	Sales as a Percent of Total Revenue
	Fiscal Year
	2024	2023	2022
Customer
DRS Network & Imaging Systems, LLC	65%	33%	40%
Collins Aerospace	11%	27%	28%

Note: The caption “Defense Customers in Total” excludes research and development contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Income Taxes

The provision for income taxes from continuing operations consists of the following for the fiscal years indicated:

	Fiscal Year
	2024	2023	2022
Current
State	$—	$—	$—
Foreign	170,000	156,000	144,000
Total current provision	170,000	156,000	144,000
Deferred
Federal	(6,902,000)	(3,457,000)	1,073,000
State	(506,000)	(1,063,000)	(1,561,000)
Foreign	(218,000)	(281,000)	74,000
Change in valuation allowance	7,626,000	4,801,000	414,000
Total deferred provision	—	—	—
Total provision for income taxes	$170,000	$156,000	$144,000

The following table sets forth the changes in the Company’s balance of unrecognized tax benefits for the year ended:

Total
Unrecognized tax benefits at December 31, 2022	$394,000
Gross increases—prior year tax positions	—
Unrecognized tax benefits at December 30, 2023	394,000
Gross increases—current year tax positions	—
Unrecognized tax benefits at December 28, 2024	$394,000

U.S. GAAP requires applying a ‘more likely than not’ threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken by the Company’s income tax returns. The total amount of the Company’s gross tax liability for tax positions that may not be sustained under a ‘more likely than not’ threshold amounts to $0.4 million as of December 28, 2024 and December 30, 2023. The Company’s policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. The total amount of accrued interest and penalties related to the Company’s unrecognized tax benefits was $1.2 million and $1.0 million as of December 28, 2024 and December 30, 2023, respectively, located in other long-term liabilities, net of current position.

Net operating losses were not utilized in 2024, 2023 and 2022 to offset federal and state taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The actual income tax provisions reported from operations are different from those which would have been computed by applying the federal statutory tax rate to loss before income tax provision. A reconciliation of income tax provision from continuing operations as computed at the U.S. federal statutory income tax rate to the provision for income tax benefit is as follows:

	Fiscal Year
	2024	2023	2022
Tax provision at federal statutory rates	$(9,201,000)	$(4,113,000)	$(4,029,000)
Foreign tax rate differential	30,000	13,000	(8,000)
Equity compensation awards	(136,000)	450,000	44,000
Permanent items	176,000	(79,000)	—
Expiration of net operating loss carryforwards	3,286,000	—	5,218,000
Increase in net state operating loss carryforwards	(2,119,000)	(780,000)	(987,000)
Utilization of net operating losses for U.K. research and development refund	—	—	(24,000)
Provision to tax return adjustments and tax rate change	268,000	(270,000)	(36,000)
Tax credits	106,000	14,000	(441,000)
Equity compensation	—	—	(188,000)
Uncertain tax position for transfer pricing	169,000	156,000	143,000
Other, net	(35,000)	(36,000)	38,000
Change in valuation allowance	7,626,000	4,801,000	414,000
Total provision	$170,000	$156,000	$144,000

Pretax foreign (loss) income from continuing operations was approximately $(1.5) million for the fiscal year ended 2024, $(0.6) million for fiscal year ended 2023, and $0.4 million for fiscal year ended 2022. Deferred income taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:

	Fiscal Year
	2024	2023
Deferred tax assets:
Federal net operating loss carryforwards	$47,844,000	$49,213,000
State net operating loss carryforwards	8,376,000	7,881,000
Foreign net operating loss carryforwards	1,357,000	1,183,000
Litigation accrual	6,621,000	—
Equity awards	321,000	37,000
Tax credits	9,751,000	9,849,000
R&D expense amortization	2,860,000	2,316,000
Property, plant and equipment	630,000	598,000
Unrealized losses on investments	2,376,000	2,292,000
Inventory reserves	1,498,000	1,212,000
Accrued legal	1,571,000	56,000
Other	588,000	1,531,000
Deferred tax assets	83,793,000	76,168,000
Valuation allowance	(83,793,000)	(76,168,000)
Net deferred tax assets	—	—
Deferred tax liability:
Foreign withholding liability	(414,000)	(471,000)
Net deferred tax liability	$(414,000)	$(471,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The valuation allowance was approximately $83.8 million and $76.2 million at December 28, 2024 and December 30, 2023, respectively, primarily driven by U.S. net operating loss carryforwards (“NOLs”) and tax credits. Based on the available evidence it is more likely than not the deferred tax assets will not be realized.

As of December 28, 2024, the Company has available for tax purposes NOLs of $116.3 million expiring in 2025 through 2037 and $111.5 million that have an unlimited carryover period. The Company has recognized a full valuation allowance on its net deferred tax assets as the Company has concluded that such assets are not more likely than not to be realized.

The 2017 Tax Act imposes a mandatory transition tax on accumulated foreign earnings and eliminates U.S. taxes on foreign subsidiary distributions. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. income taxes. The Company intends to permanently reinvest undistributed earnings. As of December 28, 2024, foreign earnings have been retained by the Company’s foreign subsidiaries for indefinite reinvestment. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred income tax liability related to these outside basis differences is not practicable.

Under the provisions of Section 382, certain substantial changes in Kopin’s ownership may limit in the future the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.

The Company’s income tax returns have not been examined by the Internal Revenue Service and are subject to examination for all years since 2002. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in these jurisdictions.

International jurisdictions have statutes of limitations generally ranging from three to twenty years after filing of the respective return. Years still open to examination by tax authorities in major jurisdictions include Korea (2011 onward), Japan (2011 onward), Hong Kong (2013 onward) and the United Kingdom (2016 onward). The Company is not currently under examination in these jurisdictions.

9. Accrued Warranty

The Company warrants its products against defect for 12 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue is recognized and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for fiscal years ended 2024 and 2023 are as follows:

	Fiscal Year Ended
	December 28, 2024	December 30, 2023
Beginning balance	$2,160,000	$1,966,000
Additions	1,874,000	802,000
Claim and reversals	(1,477,000)	(608,000)
Ending Balance	$2,557,000	$2,160,000

10. Employee Benefit Plan and Post Retirement Benefit

The Company has an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. In 2024, the plan allowed employees to defer an amount of their annual compensation up to a current maximum of $23,000 if they are under the age of 50 and $30,500 if they are over the age of 50. The Company matches 50% of all deferred compensation on the first 6% of each employee’s deferred compensation. The amount charged to operations in connection with this plan was approximately $0.4 million in fiscal year 2024, $0.3 million in fiscal year 2023, and $0.4 million in fiscal year 2022.

On September 5, 2022, John C.C. Fan, the Company’s then President and Chief Executive Officer and Chairman of the Company’s Board of Directors, notified the Company of his resignation as President and CEO effective September 6, 2022. Under the terms of his previous employment agreement Dr. Fan received $750,000 of severance payments for the fiscal year 2024 and 2023. In addition, Dr. Fan received $40,000 for medical benefits for fiscal year 2024 and 2023, and he (or his spouse) will receive $40,000 through 2032.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Commitments and Contingencies

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

12. Litigation

The Company may engage in legal proceedings arising in the ordinary course of business. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of such matters and the Company’s business, financial condition, results of operations or cash flows could be affected in any particular period. In accordance with applicable accounting guidance, an accrual will be established for legal proceedings if and when those matters present loss contingencies that are both probable and estimable.

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. On August 3, 2022, the Court granted the Company’s Motion for Partial Summary Judgment by dismissing counts 3, 6, 7, the claim for punitive damages under count 2, and count 8 as it relates to patent applications and by denying the motion as it relates to counts 1, 4, and 5, and the remainder of counts 2 and 8. The Court also ordered discovery reopened for certain limited purposes. A trial date was set by the Court for January 22, 2024 to February 5, 2024 but then re-scheduled for March 20, 2024 to April 16, 2024. On Monday, April 22, 2024, after a four week trial, a jury verdict was entered finding for BlueRadios and awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages. While no final judgment has been issued by the Court, the Court will take that recommendation under advisement and will rule in its final judgment on the final amount after post-trial briefing. On May 22, 2024, the Company filed its Motion for Judgment as a Matter of Law or in the alternative for a New Trial, as well as two submissions arguing that the disgorgement and exemplary damages should not be awarded. That same day, BlueRadios filed motions seeking a permanent injunction prohibiting Kopin from selling any products that incorporate BlueRadios’ trade secrets, over $10.8 million in pre-judgment interest, and over $10.2 million in attorneys’ fees and costs. Briefing on those issues concluded on June 26, 2024. On September 25, 2024, the Company filed a supplemental brief on issue preclusion arguing that BlueRadios’ claims were untimely because of findings of fact made in BlueRadios, Inc. v. Hamilton, Brook, Smith & Reynolds, P.C., No. 1:21-cv-10488-DJC, ECF 268 (D. Mass. Sept. 18, 2024). That supplemental briefing concluded on October 29, 2024. The Company is currently considering an appeal of any final judgment. As of December 28, 2024, the Company has accrued $24.8 million related to this litigation and $6.3 million of related legal fees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Segments and Disaggregation of Revenue

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its President and Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

The CODM assesses performance and decides how to allocate resources and make operating decisions based on revenues, loss from operations, and net loss that are reported on the Consolidated Statements of Operations. These metrics are also used to monitor budget versus actual results. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. Revenues, expenses, and assets requiring disclosure in accordance with ASC 280, Segment Reporting, are also included in the accompanying Consolidated Financial Statements. See the Consolidated Statements of Operations for the fiscal years ended 2024, 2023, and 2022 and the Consolidated Balance Sheets as of December 28, 2024 and December 30, 2023, for details.

Total long-lived assets by country at December 28, 2024 and December 30, 2023 were:

Total Long-lived Assets (in thousands)	2024	2023
U.S.	$4,153	$4,424
United Kingdom	82	244
Total	$4,235	$4,668

The Company disaggregates its revenue from contracts with customers by geographic location and by display application, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

Total revenue by geographical area for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022:

	2024		2023		2022
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
U.S.	$47,559	94%	$35,092	87%	$38,604	82%
Other Americas	5	—%	5	—%	4	—%
Total Americas	47,564	94%	35,097	87%	38,608	82%
Asia-Pacific	1,989	4%	3,766	9%	7,791	16%
Europe	782	2%	1,531	4%	1,002	2%
Total Revenues	$50,335	100%	$40,394	100%	$47,401	100%

Total revenue by display application for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022 was as follows:

(In thousands)	2024	2023	2022
Defense	$41,249	$22,615	$24,780
Industrial	2,200	2,736	6,136
Consumer	25	573	1,497
Medical	103	—	—
Other product	320	13	7
R&D	5,996	13,455	14,357
License and royalties	442	1,002	624
Total Revenues	$50,335	$40,394	$47,401

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

The Company and RealWear have entered into agreements where the Company have agreed to supply display modules to RealWear, and license certain intellectual property to RealWear. In conjunction with these agreements the Company received an equity interest in RealWear, one-time $1.5 million license fees and will receive royalties of future product sales. In May 2019, the Company signed an additional agreement to license certain intellectual property to Realwear for a $3.5 million license fee and additional sales-based royalties. Of the $3.5 million license fee, $2.5 million was paid upon signing of the license agreement and the other $1.0 million was paid in quarterly installments of $0.25 million. See Note 5 for a description of the Company’s investments in RealWear. As of December 28, 2024, the Company owned approximately 1.8% of RealWear.

On September 30, 2019, the Company entered into an Asset Purchase Agreement (the “Solos Purchase Agreement”) with Solos Technology Limited (“Solos Technology”). Pursuant to the Solos Purchase Agreement, the Company sold and licensed to Solos Technology certain assets of its SolosTM (“Solos”) product line and WhisperTM Audio (“Whisper”) technology. As consideration for the transaction the Company received 1,172,000 common shares representing a 20.0% equity stake in Solos Technology’s parent company, Solos Incorporation (“Solos Inc.”). As of December 28, 2024, and December 30, 2023, the Company had less than $30,000 and $10,000, respectively, of receivables outstanding from Solos Technology and had payables of less than $10,000 to Solos Technology.

As of December 28, 2024, the Company’s former Chairman and founder of Solos Inc., Dr. John C.C. Fan, has an investment in Solos Inc.

The Company has warrants to purchase shares of Preferred Stock of HMDmd. The fair value of the investment was determined to be $0.3 million as of December 28, 2024.

On January 5, 2023, the Company entered into a Technology License Agreement and an Asset Purchase Agreement (the “LST Agreements”) with Lightning Silicon Technology, Inc (“LST”). Pursuant to the LST Agreements, the Company issued a license to LST for certain technology associated with our Organic Light Emitting Technology, transferred in-process development contracts with two customers and accounts receivables that the Company had previously determined were not collectible. As consideration for the transaction, the Company received 18,000,000 common shares representing a 20.0% equity stake in LST. The Technology License agreement provides for Kopin to transfer certain patents to Lightning Silicon if they achieve certain milestones, however upon transfer Kopin will receive a license to the technology. The Company also receives a royalty based on unit sales of products that utilize the technology licensed.

As of December 28, 2024, the Company’s former Chairman and founder of Lightning Silicon Technology, Inc., Dr. John C.C. Fan, has an individual ownership interest of Lightning Silicon Technology Inc.

On September 5, 2022, John C.C. Fan, the Company’s then President and Chief Executive Officer and Chairman of the Company’s Board of Directors, notified the Company of his resignation as President and CEO effective September 6, 2022. Under the terms of his previous employment agreement Dr. Fan received $750,000 of severance payments for the fiscal year 2024 and 2023. In addition, Dr. Fan received $40,000 for medical benefits for fiscal year 2024 and 2023, and he (or his spouse) will receive $40,000 through 2032.

During fiscal years 2024, 2023 and 2022, the Company had the following transactions with related parties:

	2024		2023		2022
	Revenue	Purchases	Revenue	Purchases	Revenue	Purchases
RealWear, Inc.	$406,878	$10,550	$1,000,466	$—	$1,191,988	$—
HMDmd, Inc.	603,109	—	852,175	—	473,294	—
Vuzix Corp	—	11,905	—	—	—	—
Solos Technology	29,132	—	—	—	—	—
Lightning Silicon Technology, Inc.	5,218	353,858	35,013	546,378	—	—
	$1,044,337	$376,313	$1,887,654	$546,378	$1,665,282	$—

At December 28, 2024 and December 30, 2023, the Company had the following receivables and payables with related parties:

	December 28, 2024		December 30, 2023
	Receivables	Payables	Receivables	Payables
RealWear, Inc.	$94,884	$—	$94,902	$—
Solos Technology	29,132	—	—	—
HMDmd, Inc.	279,150	—	15,000	—
Lightning Silicon Technology, Inc.	1,228	72,500	35,013	97,600
	$404,394	$72,500	$144,915	$97,600

15. Subsequent Events

The Company has evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of December 28, 2024 through the date of this filing of the consolidated financial statements with the SEC on this Annual Report on Form 10-K and determined that, except as disclosed below, there have been no material subsequent events that have occurred since December 28, 2024 through the date of this filing that would require recognition or disclosure in our consolidated financial statements.

On January 24, 2025, the Company entered into an At-The-Market Equity Offering Sales Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated, as agent (“Stifel”), pursuant to which the Company may offer and sell, from time to time through Stifel, shares of its common stock, par value $0.01 per share (the “Common Stock”), with aggregate gross proceeds of up to $50.0 million (the “Shares”) assuming market conditions, company stock price and number of available shares authorized for issuance. The offer and sale of the Shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus, which became effective upon filing with the Securities and Exchange Commission on June 4, 2024, and a prospectus supplement dated January 24, 2025 related thereto. Subsequent to year end, the Company cannot use the ATM Agreement entered into on January 24, 2025 until such time the Company can utilize Form S-3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Allowance for Credit Losses

The following table sets forth activity in Kopin’s allowance for credit losses:

Fiscal year ended:	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserve	Balance at End of Year
December 31, 2022	$150,000	$322,000	$(169,000)	$303,000
December 30, 2023	303,000	789,000	(67,000)	1,025,000
December 28, 2024	$1,025,000	$85,000	$(35,000)	$1,075,000

INDEX TO EXHIBITS

Exhibits
3.1	Amended and Restated Certificate of Incorporation filed as an exhibit to Registration Statement on Form 8-K filed on June 11, 2024, and incorporated herein by reference.
3.2	Amendment to Certificate of Incorporation filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
3.3	Amendment to Certificate of Incorporation filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
3.4	Form of Indemnification Agreement filed as an exhibit to Current Report on Form 8-K filed on June 6, 2024 and incorporated herein by reference.
3.5	Sixth Amended and Restated By-laws filed as an exhibit to Current Report on Form 8-K filed on April 12, 2019 and incorporated herein by reference.
4.1	Specimen Certificate of Common Stock filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.3	Form of Pre-Funded Warrant filed as an exhibit to Current Report on Form 8-K filed on January 26, 2023 and incorporated herein by reference.
4.4	Form of Pre-Funded Warrant filed as an exhibit to Current Report on Form 8-K filed on September 20, 2024 and incorporated herein by reference.
10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
10.8*	Form of Key Employee Stock Purchase Agreement filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference. *
10.9	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended, filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
10.10	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993 filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
10.11*	Kopin Corporation Form of Stock Option Agreement under 2001 and 2010 Equity Incentive Plans filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference. *
10.12*	Kopin Corporation 2001 and 2010 Equity Incentive Plan Form of Restricted Stock Purchase Agreement filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference. *
10.13*	Kopin Corporation Fiscal Year 2012 Incentive Bonus Plan filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference. *
10.14	Kopin Corporation 2010 Equity Incentive Plan filed with the Company’s Definitive Proxy Statement on Schedule 14 filed as of April 5, 2013 and incorporated by reference herein.
10.15*	Offer Letter, dated January 17, 2019, by and between Kopin Corporation and Paul Baker filed as an exhibit to the Current Report on Form 8-K filed on January 22, 2019 and incorporated by reference herein.
10.16†	Asset Purchase Agreement, dated September 30, 2019, by and between Kopin Corporation, Kopin Display Corporation and Solos Technology Limited.

10.17*	Kopin Corporation 2020 Equity Incentive Plan filed as an exhibit to Current Form on 8-K on May 20, 2020 and incorporated by reference herein.
10.18*	Tenth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of December 31, 2020, filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 25, 2021 and incorporated herein by reference
10.19*	Letter Agreement between Kopin Corporation and Michael Murray, dated July 14, 2022, filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2022 and incorporated by reference herein.*
10.20*	Amendment to Employment Agreement between Kopin Corporation and John C. C. Fan, dated September 5, 2022, filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2022 and incorporated by reference herein.*
10.21*	Employment Agreement between Kopin Corporation and Michael Murray, dated as of April 5, 2024, filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2024 and incorporated by reference herein.
10.22	Underwriting Agreement, dated September 20, 2024, by and between Kopin Corporation and Canaccord Genuity LLC, as representative of the underwriters named therein filed as an exhibit to the Current Report on Form 8-K filed on September 20, 2024 and incorporated by reference herein.
19#	Insider Trading Policy
21.1#	Subsidiaries of Kopin Corporation
23.1#	Consent of Independent Registered Public Accounting Firm - RSM US LLP
23.2#	Consent of Independent Registered Public Accounting Firm - BDO USA, P.C.
31.1#	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#	Kopin Corporation Compensation Clawback Policy
101.0	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholder’s Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, formatted in Inline XBRL and contained in Exhibit 101.

#	Filed herewith
*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.
†	Portions of this exhibit and the schedules thereto, marked by brackets, have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 16, 2025

KOPIN CORPORATION

By:	/s/ MICHAEL MURRAY
Michael Murray
Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL MURRAY	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)
Michael Murray		April 16, 2025

/s/ JILL AVERY	Director
Jill Avery		April 16, 2025

/s/ CHI CHIA HSIEH	Director
Chi Chia Hsieh		April 16, 2025

/s/ DAVID NIEUWSMA	Director
David Nieuwsma		April 16, 2025

/s/ MARGARET SEIF	Director
Margaret Seif		April 16, 2025

/s/ PAUL WALSH, JR.	Director
Paul Walsh, Jr.		April 16, 2025

/s/ RICHARD A. SNEIDER	Treasurer and Chief Financial Officer
Richard A. Sneider	(Principal Financial and Accounting Officer)	April 16, 2025

