Form 10-K/A
period 2024-12-28
KOPIN CORP
filed 2025-05-13
CIK 771266

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 29, 2024 (the last business day of the registrant’s most recent second fiscal quarter), the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $99,230,825 based upon the closing price for such shares as reported on the NASDAQ Capital Market on June 28, 2025.

As of April 16, 2025, 162,067,000 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note to Form 10-K/A

This Amendment No. 1 to Kopin Corporation’s Annual Report on Form 10-K for the year ended December 28, 2024 as originally filed with the Securities and Exchange Commission on April 17, 2025 (the “Original Form 10-K”), is being filed solely to include the information required by Items 10 through 14 of Part III previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K.

In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, amended (“the Exchange Act”), Part III, Items 10 through 14, and Part IV, Item 15 of the Original Form 10-K are hereby amended and restated in their entirety. The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Pursuant to Rule 12b-15 and Rule 13a-14(a) under the Exchange Act, this Amendment No. 1 contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Except as set forth in the first paragraph of this Explanatory Note, this Amendment No. 1 does not amend, modify, or otherwise update any financial or other information in or on exhibits filed with the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

Unless expressly indicated or the context requires otherwise, the terms “Company,” “we,” “our,” and “us” in this document refer to Kopin Corporation (“Kopin”), a Delaware corporation.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Board of Directors (the “Board”) currently consists of six (6) members: Michael Murray, Jill Avery, Chi Chia Hsieh, David Nieuwsma, Margaret Seif, and Paul Wash, Jr. Dr. Hsieh will not be standing for reelection as a director and following the 2025 Annual Meeting (the “Meeting”), he will cease to serve as a director. Set forth below are the name and age for each director nominee, his or her principal occupation and business experience during the past five years and the names of other publicly-traded companies of which he or she served as a director.

Name	Age	Served as Director Since	Position and Offices with the Company
Jill J. Avery	57	2021	Lead Independent Director
Michael Murray	50	2022	President and Chief Executive Officer, Director
David Nieuwsma	61	2023	Director
Margaret Seif	64	2024	Director
Paul Walsh, Jr.	60	2024	Director

Beyond their general business acumen and insights, the Board of Directors believes the director nominees bring the following skill sets and benefits to the Company:

Beyond their general business acumen and insights, the Board of Directors believes the director nominees bring the following skill sets and benefits to the Company:

Jill J. Avery – Dr. Avery has over 30 years of experience in marketing and brand management as well as management. Her expertise in marketing provides a complementary skillset to the technical, operational, financial and legal experience of our other Board members.

Michael Murray – Mr. Murray has served as our Chief Executive Officer and President since September 2022. Mr. Murray is an engineer and has served as President of businesses working with defense ministries and governments. Mr. Murray has always been associated with technology-focused companies and at these companies Mr. Murray was involved in overall strategy of the business, product development, manufacturing, sales and marketing and acquisitions.

David Nieuwsma – Mr. Nieuwsma, a former US Air Force officer, had a 32-year career with Collins Aerospace where he held numerous roles including Executive Vice President, Information Management Solutions, President, Interior Solutions and President, Avionics Solutions Mr. Nieuwsma accumulated a broad range of experience in engineering leadership, product line management, sales, marketing and strategy development. A significant portion of Kopin’s revenues is derived from the sale of our products for defense applications and Mr. Nieuwsma brings a deep understanding of our end markets, customers and U.S. Department of Defense procurement.

Margaret Seif – Ms. Seif served as Chief Legal Officer and Chief People Officer of Analog Devices, Inc. a leading semiconductor manufacturer. She brings extensive experience in mergers and acquisitions, talent strategy, governance and risk management to the board.

Paul Walsh, Jr. – Mr. Walsh’s qualifications to serve as a member of the Board include his extensive experience of more than 30 years in the global semiconductor industry, with service as Chief Financial Officer for two public companies in the industry, which we believe provides our Board with valuable executive-level insights and broad and diverse operational industry experience.

The Board considers diversity in terms of education, business experience and nationality when considering candidates for our Board. There are no family relationships among any of our directors, officers or nominees.

Background of Nominees for Director and Certain Officers

Nominees

Jill J. Avery, Director. Dr. Avery has served as one of our directors since 2021. Dr. Avery holds a Doctorate in Business Administration (marketing) from Harvard Business School, a MBA (marketing and finance) from the Wharton School, and a BA (English) from the University of Pennsylvania. Dr. Avery is a Senior Lecturer of Business Administration and C. Roland Christensen Distinguished Management Educator in the marketing unit at Harvard Business School, a position she has held since 2013. She is an authority on brand management, customer relationship management (CRM), and digital marketing. Prior to her academic career, she worked in consumer packaged goods brand management, managing brands for The Gillette Company, Braun Inc., Samuel Adams, and AT&T, and spent time on the agency side of the business, as an Account Executive managing consumer promotions for Pepsi, General Foods, Bristol-Myers, and Citibank. She is Lead Director of the Board at Amica Mutual Insurance Company, Director of the Harvard/MIT COOP, President Emerita of the Board of Trustees at the Museum of Fine Arts, Boston, and a Trustee of the Boston Ballet. During the past five years, Dr. Avery has not served on the board of directors of any other public companies or registered management investment companies.

Michael Murray, President, Chief Executive Officer, Director. Mr. Murray has served as one of our directors since 2022. Mr. Murray joined Kopin in September 2022 from Ultra Electronics Group (Ultra), a British Defense and Security company he joined in 2020, where he served as President of the Cyber business, working with defense ministries and governments. Prior to joining Ultra Mr. Murray from 2017 to 2020 worked at Blackridge Technology as a Senior Vice President and General Manager, IloT. An engineer by training, Mr. Murray has always been associated with technology-focused companies. Prior to Ultra Electronics, he worked at Aceinna Inc. as Executive Vice President and Analog Devices, where he led the Industrial Sensing business unit. At these companies Mr. Murray was involved in overall strategy of the business, product development, manufacturing, sales and marketing and acquisitions. During the past five years, Mr. Murray has not served on the board of directors of any public companies or registered management investment companies.

David Nieuwsma, Director. Mr. Nieuwsma has served as one of our directors since November of 2023. A former US Air Force officer, he was employed with Collins Aerospace from 1991 to 2022. Mr. Nieuwsma led numerous lines of business at Collins Aerospace including roles as Executive Vice President, Information Management Solutions, President, Interior Solutions and President, Avionics Solutions. Mr. Nieuwsma holds a Bachelor of Science, Management from the US Air Force Academy in Colorado Springs, Colorado, a Bachelor of Science, Computer Science, from Chapman College, Orange, California, and a Master of Business Administration from the University of Iowa. He spent five years in the US Air Force, completing his military career attaining the rank of Captain, as an Acquisition Project Officer, Ballistic Systems Division, Norton AFB, California. During the past five years, Mr. Nieuwsma has not served on the board of directors of any public companies or registered management investment companies.

Margaret Seif, Director. Ms. Seif has served as one of our directors since May 2024. From 2014 to 2022 Ms. Seif held various positions including Chief People Officer and Chief Legal Officer at Analog Devices, Inc. (ADI) a global leader in the design and manufacturing of analog, mixed signal, and DSP integrated circuits. In her roles at ADI Ms. Seif’s responsibilities included talent strategy, all legal matters, structures and negotiating multiple mergers and acquisitions, corporate governance matters, developing cyber risk mitigation strategies and protections of ADI’s portfolio of intellectual property assets. From 1998 to 2005 Ms. Seif was Senior Vice President, Corporate Development and General Counsel & Secretary at RSA Security Inc. Ms. Seif serves on the Board of Advisors for Community Servings Inc., and the New England Regional Council of the Smithsonian Institution. Ms. Seif has a Bachelor of Arts from Brown University and a Doctor of Jurisprudence from the University of Michigan Law School. During the past five years, Ms. Seif served as Corporate Secretary of ADI.

Paul V. Walsh Jr., Director. Prior to retiring in February 2022, Mr. Walsh served as Chief Financial Officer, Senior Vice President and Treasurer, at Allegro MicroSystems, Inc., a publicly traded global semiconductor company that designs and manufactures advanced sensor and power management integrated circuits for the automotive and industrial end markets, from 2014 to 2022. Prior to joining Allegro, Mr. Walsh served as the Chief Financial Officer and Senior Vice President of Rocket Software, Inc., a global software development firm, from 2013 to 2014. From 2004 to 2013, he served in several financial leadership roles at Silicon Laboratories Inc., a publicly traded global technology company that designs and manufacturers semiconductors, including as: Chief Financial Officer and Senior Vice President from 2011 to 2013 and Chief Accounting Officer and Vice President of Finance from 2006 to 2011, among other roles.

Mr. Walsh currently serves on the board of directors of Semtech Corporation (NASD: SMTC), which designs and manufactures semiconductors for IoT and connectivity applications, serving as the chair of its audit committee as a member of the Nominating and Governance Committee as well as the Strategy and Technology Committee.

Mr. Walsh served as an advisor to the board of directors and audit committee of Anokiwave, Inc., a late-stage semiconductor company, from October 2022 to February 2024, where he was also an investor. Anokiwave, Inc. was acquired by Qorvo, Inc. in February 2024. Additionally, he served on the board of directors of Nitero, Inc., a venture-backed startup semiconductor company, from 2012 to 2015, and Grande Communications Networks, LLC, a broadband communications provider of cable and internet services, from 2008 to 2010, including as chairman of the audit committee.

Executive Officers

Michael Murray President, Chief Executive Officer, Director. Mr. Murray, age 51, has served as our President and Chief Executive Officer since September 6, 2022. Mr. Murray served as President of the Cyber business of Ultra Electronics Group, a British Defense and Security company. Prior to Ultra Electronics, he worked at Aceinna as Executive Vice President and Analog Devices, where he led the Industrial Sensing business unit.

Richard A. Sneider, Treasurer and Chief Financial Officer. Mr. Sneider, age 65, has served as our Treasurer and Chief Financial Officer since September 1998. Mr. Sneider is a former Certified Public Accountant and was formerly a partner of the international public accounting firm, Deloitte & Touche LLP, where he worked for 16 years.

Paul Baker, Chief Operating Officer for Kopin Government and Industrial and Strategic Business Officer. Mr. Baker, age 62, has held his present position with the Company since January 2020 and previously served as the Company’s Strategic Business Officer from February 2019 to January 2020, Senior Vice President, Business Development from January 2017 to January 2019, and as Vice President, Business Development between March 2014 and December 2016. From 2007 to 2014, Mr. Baker served as Executive Vice President, Business Development & Sales at ZINK Imaging Co., a private company headquartered in Billerica, Massachusetts that invented ZINK Zero Ink® Technology. Mr. Baker holds a B.A. in economics from Colby College and a M.B.A. from Boston University. Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 furnished to us and written representations from our directors and executive officers and other information, we believe that none of our directors, executive officers or 10% stockholders, failed to file on a timely basis the reports required to be filed pursuant to Section 16(a) of the Exchange Act during the fiscal year 2024, except for the following: On September 3, 2024, Ms. Sief filed a Form 4 for her initial equity grant of 64,500 shares of the Company’s common stock which occurred on June 6, 2024. The Form 4 was filed late due to delays in obtaining her EDGAR filing codes.

Board and Committee Meetings

During fiscal year 2024, our Board held seven meetings. For each director that was voted to the Board at the 2024 Annual Meeting of Stockholders, overall attendance at Board meetings and relevant committee meetings, either in person or by conference call, was greater than 75% during the period they were on the Board or committee during fiscal year 2024. All directors attended the Company’s 2024 Annual Stockholder Meeting. Mr. Walsh, Jr. joined the Board after the 2024 Annual Meeting of Stockholders and attended the two Board meetings after he joined the Board. Although we currently do not require our directors to attend annual stockholder meetings, we do encourage directors to do so and welcome their attendance.

Audit Committee: We have established a separately designated Audit Committee as defined by Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is composed of three directors: Jill J. Avery, David Nieuwsma and Paul Walsh, Jr., each of whom the Board has determined is independent under the Nasdaq Rules and the applicable SEC rules and regulations. The Board has determined that Mr. Walsh is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act. Our Board adopted an Audit Committee Charter, which is available on our website at www.kopin.com under the heading “Investor Relations: Governance Documents.” Our Audit Committee Charter delegates to the Audit Committee the responsibility, among other things, to engage our independent auditors, review the audit fees, supervise matters relating to audit functions, review and set internal policies and procedure regarding audits, accounting and other financial controls and review related party transactions. The Audit Committee pre-approved all audit and non-audit services provided by BDO USA, P.C. for fiscal year 2024. During the 2024 fiscal year, our Audit Committee met in person or through a conference call seven times. Dr. Avery attended all seven meetings. Mr. Nieuwsma joined the Audit Committee in June 2024 and attended two of the three subsequent meetings. Mr. Walsh joined the Audit Committee in September 2024 and attended the two subsequent meetings.

Nominating and Corporate Governance Committee: Our Nominating and Corporate Governance Committee presently is composed of two directors: Dr. Avery and Ms. Seif, each of whom the Board has determined is independent under applicable SEC and Nasdaq Rules. The Nominating and Corporate Governance Committee is responsible for, among other things, considering potential Board members, making recommendations to the full Board as to nominees for election to the Board, assessing the effectiveness of the Board and implementing our corporate governance guidelines. The charter of the Nominating and Corporate Governance Committee is available on the Company’s website at www.kopin.com under the heading “Investor Relations: Governance Documents.” During the 2024 fiscal year, our Nominating and Corporate Governance Committee met in person or through a conference call 1 and all members participated in the meetings. In addition, the Nominating and Corporate Governance Committee engaged and paid a fee to a consultant, Egon Zehnder, to identify possible Board of Director candidates, The Nominating and Corporate Governance Committee members periodically met with Egon Zehnder for status updates and to review potential candidates.

Compensation Committee: Our Compensation Committee presently is composed of three directors: Dr. Hsieh, Mr. Nieuwsma and Ms. Seif, each of whom the board has determined is independent under applicable SEC and Nasdaq Rules. The charter of the Compensation Committee is available on our website at www.kopin.com under the heading “Investor Relations: Governance Documents.” During the 2024 fiscal year, our Compensation Committee met in person or through a conference call nine times. Dr. Hsieh participated in eight of the meetings. Mr. Nieuwsma and Ms. Seif were added to the Compensation Committee in June 2024 and participated in all seven subsequent meetings. The Compensation Committee is responsible for the approval of remuneration arrangements for our executive officers, review and approval of compensation plans relating to executive officers and directors, including grants of stock options, restricted stock and stock grants under our 2020 Equity Incentive Plan and other benefits and general review of our employee compensation policies. Dr. Hsieh will not be standing for reelection at the Meeting and will cease to be on the Compensation Committee after the Meeting.

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

Insider Trading Policy. We have adopted an insider trading compliance policy regarding securities transactions (the “Insider Trading Compliance Policy”) that applies to our directors, officers, employees, consultants, and contractors and those of our subsidiaries. We believe that the Insider Trading Compliance Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of our securities, as well as any listing standards applicable to us. A copy of the Insider Trading Compliance Policy is filed as Exhibit 19 to our Annual Report on Form 10-K.

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

COMPENSATION DISCUSSION AND ANALYSIS

The Company is considered a “smaller reporting company” under Item 10 of Regulation S-K promulgated under the Exchange Act and provides scaled compensation disclosure intended to comply with the requirements applicable to smaller reporting companies Although the SEC guidance permits us to follow the rules applicable to a small reporting company for purposes of this proxy statement, we are committed to providing the compensation disclosure necessary to enable shareholders to understand our compensation plans, plan design and programs, as well as 2024 compensation decisions made by the Compensation Committee, and make informed voting decisions

Named Executive Officers

Our NEOs for fiscal year 2024 were:

●	Michael Murray, President and Chief Executive Officer (CEO)
●	Richard A. Sneider, Treasurer and Chief Financial Officer (CFO)
●	Paul Baker, Chief Operating Officer (COO)

Executive Summary

Provided below are key Company performance and executive compensation highlights for fiscal year 2024:

In 2024, we continued the reorganization of Kopin under a program we call One Kopin. We have three manufacturing and assembly locations and previously the business development and engineering staff concentrated on the products made at those locations. In 2023, we started the process of creating one Business Development group that would sell all of Kopin’s products and one engineering group that would work on the design, development and manufacturing of all of Kopin’s products with the understanding that there are limits because of the nature of some of our products. Below is a summary of certain financial and development performance highlights that occurred in 2024:

●	Our fiscal year 2024 revenues were $50.3 million, an increase of 24.6% over the fiscal year 2023 revenues of $40.4 million. Our fiscal year 2024 product revenues increased to $43.6 million as compared to fiscal year 2023 product revenues of $25.9 million.
●	Our fiscal year 2024 gross margins increased to 17% from approximately four percent for fiscal year 2023. Our operating loss was approximately $43.1 million, which included $24.8 million for litigation accrual. Our fiscal year 2023 operating loss was approximately $17.1 million.
●

In fiscal year 2024 we received orders in excess of $40 million. The orders we received in fiscal year 2024 were for eyepieces used in thermal weapon sights, displays used in fixed wing and rotary aircraft, training and simulation headsets and contracts for display and application specific optical solution design and development. We also received initial orders for our medical headset.

●

In fiscal year 2024 we used government, customer and internal funding to develop new displays including our bidirectional Neural™ display that is intended to provide biological information to artificial intelligence software to adjustment the display image and thereby improve user performance. We also commenced development on day and night modules that can be used with current soldier helmets to provide additional capabilities.

Compensation Highlights:

Summarized below are highlights with respect to executive compensation for fiscal year 2024:

●	Messrs. Murray, Sneider and Baker received base wages increases from $450,000 to $495,00, $349,048 to $359,520, and $324,450 to $334,184, respectively, in 2024.
●	Mr Murray was awarded a bonus for fiscal year 2024 performance of $668.000
●	Mr. Murray received a grant of 1,200,000 shares of restricted stock (2026 Performance-Based Equity Award) which shall vest based on the attainment of corporate performance goals and targets, including a minimum revenue for the fiscal year 2026, and his continued employment through December 31, 2026. The target number of restricted shares is 1,000,000 and the target performance goals are fiscal year 2026 revenue of $65 million and a consolidated 6% operating profit. If any of the applicable performance goals are attained at less than 80% of target, the number of restricted shares earned for the portion of the 2026 Performance-Based Equity Award attributable to that performance goal will be zero. If any of the applicable performance goals are attained at between 80% and 100% of target, the number of restricted shares earned for the portion of the 2026 Performance-Based Equity Award attributable to that performance goal will be between 50% and 100% of target. If any of the applicable performance goals are attained at between 100% and 120% of target, the number of restricted shares earned for the portion of the 2026 Performance-Based Equity Award attributable to that performance goal will be between 100% and 120% of target. Performance between performance levels will be interpolated on a straight-line basis Performance achievement will be determined by the Board in its reasonable discretion exercised in good faith. Performance between performance levels will be interpolated on a straight-line basis
●	Our primary objective for fiscal year 2024 was to continue to increase revenues and cash flow. To that end, as part of the annual incentive plan we granted our CFO and COO 45,300 and 40,800 shares of restricted stock, respectively, which could have been earned if certain revenue, cash flow and individual goals were met. The number of shares granted represented approximately 35% of their 2023 base wages divided by approximately the Company’s share price on day of grant. 20% of the shares could have been earned by meeting certain revenue targets, 70% of the shares could have been earned by meeting certain cash flow targets and 10% could be earned based on meeting individual goals in fiscal year 2024. The revenue and cash flow goals had a minimum base amount, a target amount and a maximum upper goal amount. If the minimum base amount was not achieved, then no restricted stock was earned. If the minimum base amount was achieved approximately 30% of the shares could be earned, if the target amount was achieved approximately 75% of the shares could be earned and if the maximum upper goals was achieved all the shares could be earned.

Messrs. Sneider and Baker earned 25,505 and 22,972, respectively, of the shares granted which represents achieving approximately 56% of the goals.

●	Under our long-term incentive plan, each of Messrs. Sneider and Baker each received restricted stock grants of 75,000 shares that at the rate of 34% on December 10, 2025, 33% shall vest on December 10, 2026 and 33% shall vest on December 10, 2027, subject to the Company’s 2020 Equity Incentive Plan and remain employed by the Company. These grants were issued to incentivize the individuals to remain with the Company and further align their interest with those of stockholders.

President and Chief Executive Officer:

In September 2022, Mr. Michael Murray joined Kopin as President and Chief Executive Officer. Mr. Murray received an annual base salary of $450,000. Additionally, Mr. Murray received 800,000 shares of restricted stock, which vest in 20% increments each December 10 beginning in 2023, and a sign-on bonus of$100,000. A more detailed discussion of Mr. Murray’s initial employment agreement is discussed in the Employment and Other Agreements section below.

On April 15, 2024 the Company and Mr. Murray signed a new Employment Agreement (the “New Agreement”). The New Agreement was entered into to provide more specificity that was incorporated in his initial employment agreement. This summary of the New Agreement is subject to the terms of the New Agreement which is filed with the SEC as an exhibit to Form 8-K. Under the New Agreement, Mr. Murray’s salary was set at $495,000 with eligibility for a target cash bonus of 100% of base salary up to a maximum of 150% base salary based on a formula and the determination of achievement of goals as determined by the Board. Mr. Murray also is eligible for the Company’s standard benefits package and to participate in all applicable group employee benefit plans and programs offered. Mr. Murray is eligible to receive equity awards covering the Company’s common stock. Provided that Mr. Murray continues to be employed by the Company on the date of a change of control (as defined in the New Agreement), all outstanding equity awards held by Mr. Murray immediately prior to the effective date of a change of control which vest based upon his continued service over time shall accelerate, become fully vested and/or exercisable, as the case may be, immediately prior to the change of control, and all outstanding equity awards held immediately prior to the change of control which vest based upon attainment of performance criteria shall vest based on target performance immediately prior to the change of control.

On June 28, 2024 Mr. Murray received a grant of 1,200,000 shares of restricted stock which shall vest based on the attainment of corporate performance goals and targets, including a minimum target revenue for the fiscal year 2026 of $65 million and an operating profit of 6%, and his continued employment through December 31, 2026. The target number of restricted stock that can be earned is 1,000,000. If any of the applicable performance goals are attained at less than 80% of target, the number of restricted shares earned for the portion of the 2026 Performance-Based Equity Award attributable to that performance goal will be zero. If any of the applicable performance goals are attained at between 80% and 100% of target, the number of restricted shares earned for the portion of the 2026 Performance-Based Equity Award attributable to that performance goal will be between 50% and 100% of target. If any of the applicable performance goals are attained at between 100% and 120% of target, the number of restricted shares earned for the portion of the 2026 Performance-Based Equity Award attributable to that performance goal will be between 100% and 120% of target. Performance between performance levels will be interpolated on a straight-line basis Performance achievement will be determined by the Board in its reasonable discretion exercised in good faith. Performance between performance levels will be interpolated on a straight-line basis.

Key Compensation Governance Attributes:

Our pay practices emphasize good governance and market practice:

What We Do		What We Don’t Do

✔	Stock Ownership guidelines for the CEO and Non- Employee Directors	✘	No employment agreements for anyone other than the CEO
✔	Maintain a clawback policy	✘	No excise tax gross-up provisions
✔	Emphasize pay for performance	✘	No excessive executive perquisites
✔	Annual Say on Pay advisory vote

2024 Say on Pay Vote:

●	In 2024, our stockholders voted to approve our executive compensation program (also known as “Say on Pay”) for the thirteenth time, and of the 37,210,088 votes cast, 26,650,929, or 71.6%, were in favor. The Compensation Committee considered the results of this advisory vote as it continually evaluates the Company’s compensation programs and policies to ensure that the programs strike a balance between internal (business strategy) and external (stockholder) alignment.

Compensation Philosophy

We believe that our NEOs play a critical role in the operational and financial performance of our company that creates long-term value for our stockholders. Accordingly, our executive compensation philosophy is to reward our executives for individual performance and for contributions to our corporate performance. We have invested significant efforts and funds in developing new technologies and products for both our traditional markets, military and industrial, and for the emerging “wearables” industrial market. In fiscal year 2023, our strategic emphasis shifted to improving operational excellence through a reorganization plan we refer to as One Kopin. Accordingly, we are in the process of adjusting our performance award system to be based more towards financial and operational metrics, specifically revenue growth, gross margin improvement, on-time in-full deliveries, production yields, and cash flow improvement.

We strive to counterbalance our employee retention objectives and pay-for-performance objectives. Historically we believe we have accomplished this by compensating our executives with a combination of base salary, performance bonus awards and long-term equity-based retention compensation. In fiscal year 2024, we maintained the same philosophy but we are striving to create a system that is based on a cash reward for achievement of annual goals such as revenue and cash flow milestones and using restricted stock grants for the achievement of longer- term incentives or retention purposes. To this end, in fiscal year 2024, we increased the number of employees eligible to receive a cash bonus based on fiscal year 2024 results. We also issued restricted stock grants to certain employees for retention purposes.

We believe that the quality, commitment and performance of our executives are critical factors affecting our long-term value. Accordingly, our compensation objectives include:

●	aligning our executive’s interests with the Company’s goals and our stockholders’ interests;
●	attracting, retaining and motivating our executives and key employees; and
●	rewarding individuals for their performance that enhances shareholder value.

In addition, we periodically use publicly available data and surveys and peer group comparisons to assist us in determining whether our executive compensation is appropriate in light of our compensation objectives and philosophy.

Role of the Compensation Committee

The Compensation Committee of our Board of Directors sets our executive compensation policies and determines the amounts and elements of compensation for our executive officers and Board of Directors. As set forth in the Compensation Committee’s written charter, its responsibilities include establishing compensation policies for our directors and executive officers; reviewing and approving the Chief Executive Officer’s annual compensation; approving employment agreements or arrangements with executive officers; administering our 2020 Equity Incentive Plan and legacy equity award plans (the “Equity Plans”) and approving grants under the 2020 Equity Plan; and making recommendations regarding any other incentive compensation or equity-based plans. The Compensation Committee may delegate certain authority with respect to compensation matters to our executive officers.

The Compensation Committee considers the amounts and elements of compensation for our executive officers, both for the past and the upcoming fiscal year based on the following:

●	the Company’s next fiscal year’s forecasted development and financial results;
●	the evaluation and performance review process; and
●	the Compensation Committee members’ personal experience and trends identified in the peer group benchmarking analysis.

For all employees, other than our NEOs and certain executive officers and employees, the Compensation Committee approves ranges of merit increases, for example up to 5% of base salary compensation based on recommendations from the Chief Executive Officer related to compensation, other than his own compensation.

For all executive officers other than our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, the Compensation Committee establishes and approves the base salary compensation based on recommendations from the Chief Executive Officer.

With respect to compensation of our Chief Executive Officer, the Compensation Committee establishes and approves the compensation determinations based on the Compensation Committee’s evaluation and performance reviews of our Chief Executive Officer.

A copy of the Compensation Committee charter is posted on our website, www.kopin.com, under the heading “Investors: Corporate Governance.” For the fiscal year 2024, our Compensation Committee consisted of Dr. Hsieh (Chairperson), Mr. Nieuwsma and Ms. Seif. All Board members who served on the Compensation Committee in 2024 were determined to be an independent director as determined by our Board, based upon the Nasdaq Rules and our independence guidelines.

The Role of Management

At the request of the Compensation Committee, NEOs of the Company may be present at Compensation Committee meetings for discussion purposes. However, they are not involved in the decisions made by the Compensation Committee regarding their compensation, nor do they have a vote on any matters brought before the Committee. The Compensation Committee meets with the Chief Executive Officer to discuss his performance and compensation package, but ultimately, decisions regarding his package are made solely based upon the Compensation Committee’s deliberations, as well as input from the independent compensation consultant, as requested. The Compensation Committee considers recommendations from the Chief Executive Officer and Chief Financial Officer, as well as input from the compensation consultant as requested, to make decisions regarding other NEOs.

Role of the Compensation Consultant

In making its determinations with respect to executive compensation, the Compensation Committee has periodically engaged the services of a compensation consultant to provide input on trends in executive compensation and to obtain an outside perspective on our executive compensation practices and assist with our peer group benchmarking analysis. The Compensation Committee does not believe a formal annual peer group assessment by an independent third party is necessary unless either internal factors, such as employee turn-over, or external factors, such as published reports in industry periodicals, indicate significant changes in executive compensation have taken place. In 2023, Aon’s Human Capital Solutions practice, a division of Aon plc (Aon), was engaged to review the Company’s Board of Director compensation. In 2024, the Company engaged Aon, , as the independent compensation consultant to provide the following services:

●	Recommend changes to the peer group of comparable companies;
●	Complete a competitive analysis of compensation for each executive utilizing comparable peer company compensation data;
●	Provide assistance with our long-term incentive strategy; and
●	Provide general executive compensation advice.

In addition, the Company periodically asks Aon for assistance in benchmarking the compensation and long-term incentives of the CEO and other NEOs.

The independent compensation consultant reports directly to the Compensation Committee and carries out responsibilities as assigned by the Compensation Committee. The Compensation Committee has the sole authority to retain and terminate the compensation consultant and to approve the compensation consultant’s fees and all other terms of the engagement. The Compensation Committee exercised this authority to engage Aon as its independent compensation consultant and has direct access to the compensation consultant throughout the year. Aon serves as an advisor to the Compensation Committee on topics primarily related to Board and executive compensation. Aon does not provide us with any services other than the services provided at the request of the Compensation Committee.

The Compensation Committee periodically reviews the services provided by its outside consultants and believes that Aon is independent in providing executive compensation consulting services. The Compensation Committee conducted a specific review of its relationship with Aon in preparation of the 2024 proxy statement and determined that Aon’s work for the Compensation Committee did not raise any conflicts of interest, consistent with the guidance provided under the Dodd-Frank Wall Street Reform and Consumer Protection Act, and by the SEC and the Nasdaq Capital Market (“Nasdaq”).

Compensation Determinations

In making determinations with respect to amounts and elements of executive compensation, the Compensation Committee evaluates our overall corporate performance during the fiscal year against development plans and annual budgets; evaluates the Chief Executive Officer’s achievements against the Board’s expectations; obtains input from the Chief Executive Officer on the performance reviews of the other executive officers; evaluates the potential for future contributions by each executive to our long-term success; and periodically compares our executive compensation against a benchmarking analysis of a group of peer companies. In 2024, we did a formal benchmarking analysis of our NEOs compensation.

Peer Group – Board of Director Compensation

In 2023, the Compensation Committee engaged Aon to assist in selecting a new peer group with a median revenue and market capitalization size that approximated ours for the purposes of benchmarking our Board of Director compensation. Based on Aon’s structured peer group review process and recommendations the final 2023 peer group consisted of 20 companies with a revenue range of $15 million to $150 million and market capitalization in the range of $50 million to $500 million and included the following companies:

●	908 Devices	●	Everspin Technologies
●	Amtech Systems.	●	GSI Technology
●	Aware	●	Immersion Corp.
●	CEVA Inc	●	InTEST
●	Coda Octopus Group	●	Intevac Inc.
●	Digimarc.	●	NVE Corp..
●	eMagin Corp	●	Ouster
●	Emcore	●	Pixelworks, Inc.
		●	PowerFleet
		●	Quicklogic
		●	Vuzix

Peer Group – NEO Compensation

In 2024, the Compensation Committee engaged Aon to assist in selecting a new peer group with a median revenue and market capitalization size that approximated ours for the purposes of benchmarking our NEO compensation. Based on Aon’s structured peer group review process and recommendations the final 2024 peer group consisted of 20 companies with trailing twelve month revenues ranging from approximately $18 million to $163 million and market capitalization size ranging from approximately $43 million to $545 million and included the following companies:

●	908 Devices	●	GSI Technology
●	Aehr Test Systems	●	Immersion Corp.
●	Amtech Systems.	●	InTEST
●	Arteris	●	Intevac Inc.
●	Aware	●	LightPath Technologies
●	CEVA Inc	●	NVE Corp
●	Coda Octopus Group	●	Ouster
●	Digimarc.	●	Pixelworks, Inc
●	Emcore	●	Quicklogic
●	Everspin Technologies	●	Sono-tek
●	Frequency Electronics		.

The following companies were added to the 2024 Peer Group: Aehr Test Systems, Arteris, Frequency Electronis, and Sono-tek. The following companies were removed from the 2024 Peer Group: eMagin Corp, PowerFleet, and Vuzix.

Elements of Compensation

Our compensation program is designed to be simple, straightforward and fair. We use the following compensation and benefits elements to provide an overall competitive compensation and benefits package that is tied to creating stockholder value and supporting the execution of our business strategies:

●	Base salary;
●	Annual incentive (cash or restricted stock);
●	Long-term incentives;
●	401(k) matching contribution;
●	Partially funded health insurance; and
●	Employment and change-in-control agreements for the Chief Executive Officer.

The Compensation Committee does not have any formal policies for allocating compensation among salary, annual cash incentive awards and long-term incentive equity grants, short- and long-term compensation or among cash and non-cash compensation. Instead, the Compensation Committee exercises judgment to establish a total compensation program for each officer that is a mix of current, short- and long-term incentive compensation, and cash and non-cash compensation, that the Compensation Committee believes is appropriate to achieve the goals of our executive compensation program and our corporate goals and objectives. In setting the elements of compensation, the Compensation Committee considers prior compensation paid and amounts realizable from prior stock-based awards, as well as other benefits provided by the Company. The combination and allocation of the components and the target amount of each component is also influenced by the role of the executive officer, individual performance, expected contributions, market practices, and the total value of all the compensation and benefits available to the individual executive officers. The Compensation Committee reviews and considers each component for each executive officer before making compensation decisions.

Compensation Element Detail

For the fiscal year ended December 28, 2024 the elements of compensation based on the amounts in the Summary Compensation Table and expressed as a percentage of total compensation for our CEO and Named Executive Officers was as follows:

Officer	Salary(1)	Bonus	Restricted Stock Awards
Michael Murray	30.2%	41.6%	28.3%
Richard Sneider	62.4%	—	37.6%
Paul Baker	65.2%	—	34.8%

(1)	Includes “All Other Compensation” for Mr. Murray, Mr. Sneider and Mr. Baker of $7,183, $12,738 and $12,022, respectively. Amounts represent the Company’s matching contributions under the Company’s 401(k) Plan ranging from approximately $6,200 to $10,400 per year and premiums paid for life insurance.

Salary

We believe that establishing an appropriate level of annual base salary for our executives is an important element in retaining and motivating our executive officers. In determining base salaries for our executive officers, the Compensation Committee considers the responsibilities of each position, cost of living adjustments and the skills and experience required for each job. The Compensation Committee’s determinations are influenced heavily by the evaluations and performance reviews for each executive officer by our Chief Executive Officer, as discussed above. In addition, the Compensation Committee reviews the peer group benchmarking analysis, if performed, and finally, reviews total compensation for reasonableness prior to making any final determinations.

The following table summarizes the base salaries for 2023 and 2024:

Officer	2023	2024
Mr. Murray	$450,000	$495,000
Mr. Sneider	$349,048	$359,520
Mr. Baker	$324,450	$338,184

Mr. Murray received an increase in base salary of approximately 10% based upon his performance, comparison to the market and cost of living increase. Mr. Baker received a cost of living increase of approximately 4%.

Annual Bonus and Incentives

For fiscal year 2024, under the terms of Mr. Murray’s employment agreement he was eligible for a target bonus of 100% of his in initial base salary ($450,000) up to a maximum of 150% base salary based on a formula and the determination of achievement of goals as determined by the Board. For fiscal year 2024, based on the overall improvement of operating results the Board awarded Mr. Murray a bonus of 135% of his base salary of $668,000.

For fiscal year 2024 Messrs. Sneider and Baker received 45,300 and 40,800 shares of restricted stock, respectively, which could have been earned if fiscal year 2024 revenue target $50 million, cash flow target $8.8 million and individual goals were met. The revenue and cash flow goals had a minimum base amount, a targets amount and a maximum upper goal amount. If the minimum base amount was achieved approximately 30% of the shares could be earned, if the target amount was achieved approximately 75% of the shares could be earned and if the maximum upper goals was achieved all the shares could be earned. If the base amount was not achieved, then no restricted stock was earned.

Messrs. Sneider and Baker earned 25,505 and 22,972, respectively, of the shares granted which represents achieving approximately 56% of the goals.

Long-Term Incentives

We believe that including an equity-based incentive component of compensation is a critical tool for motivating our executives and certain employees. We believe that granting equity awards to our executives aligns executive compensation with long-term stockholder value. By awarding executive officers with equity awards that vest over time, we believe that our executive officers will have a continuing stake in our long-term success and these awards serve as an important retention program.

We weighted our total executive compensation towards restricted stock awards that either vest upon the achievement of certain milestones or vest over time. While our management can improve our financial performance through the sales of our current products, cost reduction efforts, process improvements and other short-term advancements, we believe that our executive officers’ focus on long-term achievements, particularly increasing our product and patent portfolios, will create the greatest stockholder value. We believe that by granting our executives meaningful levels of equity awards that vest both in the short-term and long-term we will achieve the proper balance between incentivizing them to focus on the current fiscal year’s results and longer- term strategies of the Company.

In determining the size of each equity award granted to our executive officers, the Compensation Committee considers:

●	the amount previously awarded on an annual basis to the executive,
●	recommendations from the compensation consultant,
●	the total value of unvested equity awards held by the executive, and
●	the executive’s overall performance, our performance during the year and the dilution to the stockholders.

In 2024, we granted Mr. Murray 1,200,000 shares of restricted stock which vests based on the attainment of corporate performance goals and targets, including a minimum revenue of $65 million and a 6% operating profit for the fiscal year 2026, and his continued employment through December 31, 2026. The Compensation Committee determined that the 1,200,000 cliff vesting award along with the 800,000 restricted stock grant that vests over 5 years awarded to Mr. Murray upon his joining the Company in 2022 provides long-term incentive and aligns his interest with shareholder interests. The Board has the discretion to modify the performance goals and targets during the performance period to account for certain irregular, nonrecurring or one-time items in order to maintain alignment with stockholders’ interests in the Board’s sole discretion. If any of the applicable performance goals are attained at less than 80% of target, the number of RSUs earned for the portion of the 2026 Performance-Based Equity Award attributable to that performance goal will be zero. If any of the applicable performance goals are attained at between 80% and 100% of target, the number of RSUs earned for the portion of the 2026 Performance-Based Equity Award attributable to that performance goal will be between 50% and 100% of target. If any of the applicable performance goals are attained at between 100% and 120% of target, the number of RSUs earned for the portion of the 2026 Performance-Based Equity Award attributable to that performance goal will be between 100% and 120% of target. Performance achievement will be determined by the Board in its reasonable discretion exercised in good faith in 2027 based on the audited financials for fiscal year 2026, and in no event will the 2026 Performance-Based Equity Award be earned at greater than 120% of target. Performance between performance levels for financial goals will be interpolated on a straight-line basis. The Board has the discretion to grant an additional performance based equity award following the 2026 fiscal year.

In 2024, we granted Messrs. Sneider and Baker’s restricted stock grants of 75,000 shares each that vest at the rate of 34% on December 10, 2025, 33% shall vest on December 10, 2026 and 33% shall vest on December 10, 2027, subject to the Company’s 2020 Equity Incentive Plan and remain employed by the Company.

In 2024 we granted our Board and employees an aggregate of 4,388,090 shares of restricted common stock of the Company of which 1,261,590 could be earned based on achieving milestones in fiscal year 2024.

Perquisites

The Company does not offer any perquisites for the exclusive benefit of the NEOs. Our healthcare, insurance and other welfare and employee-benefit programs are the same for all eligible domestic employees, including executive officers. Benefits provided include health and dental coverage, group term life insurance, disability programs and matching contributions to our 401(k) plan. We share the cost of health and welfare benefits with our employees, a cost that is dependent on the level of benefits coverage that each employee elects. The benefits provided to foreign employees are typically determined by the laws of the applicable country they reside in. We have no outstanding loans of any kind to our executive officers.

Clawback Policy

We have a Clawback Policy that provides that performance-based compensation is recoverable from an executive officer if the Board determines that an officer has engaged in knowing or intentional fraudulent or illegal conduct that caused or substantially caused the need for a restatement of the Company’s financial results. Performance-based compensation includes cash payments and any other awards pursuant to any Company incentive plan made on or after January 1, 2009 where payment was predicated on achieving certain financial results. If the Board or an authorized committee determines that any such performance-based compensation would have been at a lower amount had it been based on the restated financial results, the Company will, to the extent practicable and permitted by applicable law, seek recoupment from such officer of the portion of such performance-based compensation that is greater than that which would have been awarded or earned had such compensation been calculated on the basis of the restated financial results.

Employment and Other Agreements

In September 2022, Mr. Michael Murray joined Kopin as President and Chief Executive Officer. Mr. Murray’s compensation was as follows: Mr. Murray received an annual base salary of $450,000. Additionally, Mr. Murray received 800,000 shares of restricted stock, which vest in 20% increments each December 10 beginning in 2023, and a sign-on bonus of $100,000. Mr. Murray is entitled to an annual performance-based bonus opportunity in the form of cash and long-term awards, subject to approval by the Compensation Committee. Mr. Murray also is eligible for the Company’s standard benefits package and to participate in all applicable group employee benefit plans and programs offered. In 2023, the Compensation Committee awarded Mr. Murray a $150,000 bonus for performance in 2022.

On April 15, 2024 the Company and Mr. Murray signed a new Employment Agreement (the “New Agreement”). This summary of the New Agreement is subject to the terms of the New Agreement which is filed with the SEC as an exhibit to Form 8-K. Under the New Agreement, Mr. Murray’s salary was set at $495,000 with eligibility for a target bonus of 100% of base salary up to a maximum of 150% base salary based on a formula and the determination of achievement of goals as determined by the Board. Mr. Murray also is eligible for the Company’s standard benefits package and to participate in all applicable group employee benefit plans and programs offered. Mr. Murray is eligible to receive equity awards covering the Company’s common stock. As of the effective date of the New Agreement, Mr. Murray is no longer eligible to participate in the executive stock program applicable to other senior executives of the Company. Provided that Mr. Murray continues to be employed by the Company on the date of a change of control (as defined in the New Agreement), all outstanding equity awards held by Mr. Murray immediately prior to the effective date of a change of control which vest based upon his continued service over time shall accelerate, become fully vested and/or exercisable, as the case may be, immediately prior to the change of control, and all outstanding equity awards held immediately prior to the change of control which vest based upon attainment of performance criteria shall vest based on target performance immediately prior to the change of control. For the fiscal year 2024 the Board awarded Mr. Murray $668,000 bonus for performance in 2024.

Subject to continued employment on the grant date, Mr. Murray is eligible for a performance-based award with a target of 1,000,000 RSUs and a maximum 1,200,000 RSU, which will vest based on attainment of corporate performance goals and targets established by the Board in its sole discretion, after consultation with Mr. Murray and his continued employment through December 31, 2026 (“2026 Performance-Based Equity Award”). The Board has the discretion to modify the performance goals and targets during the performance period to account for certain irregular, nonrecurring or one-time items in order to maintain alignment with shareholders’ interests in the Board’s sole discretion. If any of the applicable performance goals are attained at less than 80% of target, the number of RSUs earned for the portion of the 2026 Performance-Based Equity Award attributable to that performance goal will be zero. If any of the applicable performance goals are attained at between 80% and 100% of target, the number of RSUs earned for the portion of the 2026 Performance-Based Equity Award attributable to that performance goal will be between 50% and 100% of target. If any of the applicable performance goals are attained at between 100% and 120% of target, the number of RSUs earned for the portion of the 2026 Performance-Based Equity Award attributable to that performance goal will be between 100% and 120% of target. Performance achievement will be determined by the Board in its reasonable discretion exercised in good faith in 2027 based on the audited financials for fiscal year 2026, and in no event will the 2026 Performance-Based Equity Award be earned at greater than 120% of target. Performance between performance levels for financial goals will be interpolated on a straight-line basis. The Board has the discretion to grant an additional performance based equity award following the 2026 fiscal year. The Company may terminate Mr. Murray’s employment at any time without cause or Mr. Murray may terminate his employment at any time for good reason. Upon termination by the Company without cause or by Mr. Murray with good reason, whether before or after the Change of Control Protection Period (as defined in the New Agreement), if Mr. Murray executes and does not revoke a written release (as defined in the New Agreement), Mr. Murray shall be entitled to receive, in lieu of any payments under any severance plan or program for employees or executives, the following:

The Company will pay Mr. Murray an amount equal to six months of Base Salary at the rate in effect immediately prior to the termination date. Payment shall be made over the six-month period following the termination date in substantially equal instalments in accordance with the Company’s normal payroll practices. Payment will begin within 60 days following the termination date, and any instalments not paid between the termination date and the date of the first payment will be paid with the first payment.

Provided that he is eligible for and timely elects continuation coverage under COBRA, the Company will pay directly to the COBRA administrator the COBRA premiums required to maintain Mr. Murray’s continued health care coverage under the Company’s group health plans that he participated in on the date of termination (“COBRA Payments”). The Company will pay the COBRA Payments for the period from his termination date until the earliest to occur of (i) the end of the six-month period following the termination date; (ii) the date he becomes eligible for group health insurance coverage through a subsequent employer; or (iii) the date he ceases to be eligible for COBRA coverage for any reason (each of the events described in (ii) or (iii) a “Disqualifying Event”. Mr. Murray is required to notify the Company within five days of becoming aware that a Disqualifying Event has occurred or will occur. The COBRA health care continuation coverage period under section 4980B of the Internal Revenue Code of 1986, as amended (the “Code”), shall run concurrently with the period during which the Company pays the COBRA Payments.

The Company shall pay any earned, accrued, and owing Base Salary up until the date of termination and any benefits accrued and due under any applicable benefit plans and programs of the Company.

Notwithstanding the foregoing, upon termination by the Company without Cause or by the Mr. Murray with Good Reason on or within six months preceding or 15 months following a Change of Control (the “Change of Control Protection Period”), and provided that Mr. Murray executes and does not revoke a written Release, then he shall be entitled to receive, in lieu of certain payments or any severance plan or program for employees or executives the following:

(a)	The Company will pay an amount equal to 12 months Base Salary at the rate in effect immediately prior to the termination date (but not less than $495,000 in the aggregate). Payment shall be made in a lump sum within 60 days following the termination date; provided that such payment shall be made in instalments as set forth in Section 6(a) above over the 12-month period following the termination date if the Change of Control is not a “change in control event” as defined under section 409A of the Code and; provided further that in the event Mr. Murray’s employment is terminated as described in this Section 7 on or within six months preceding the Change of Control, payments shall commence and, effective upon the closing of the Change of Control, he shall receive any additional amount less the aggregate amount of instalment payments already received.
(b)	Provided that he is eligible for and timely elects continuation coverage under COBRA, the Company will pay the COBRA administrator the COBRA Payments for the period from his termination date until the earliest to occur of (i) the end of the 12-month period following the termination date or (ii) a Disqualifying Event. Mr. Murray is required to notify the Company within five days of becoming aware that a Disqualifying Event has occurred or will occur. The COBRA health care continuation coverage period under section 4980B of the Code shall run concurrently with the period during which the Company pays the COBRA Payments.
(c)	The Company will pay a prorated target Annual Bonus for the year in which his termination of employment occurs, which amount will be determined by multiplying (i) the full-year target Annual Bonus for the year in which his termination of employment occurs, by (ii) a fraction, the numerator of which is the number of days during which he was employed by the Company in the fiscal year in which the termination date occurs and the denominator of which is 365. Such prorated target Annual Bonus shall be paid in a lump sum within 60 days following the termination date.

Our 2020 Equity Incentive Plan allows for the acceleration of the vesting of unvested stock options and restricted stock awards subject to a “double trigger” mechanism in the event of a change in control.

Policies Regarding Stock Ownership and Related Matters

We believe that by holding shares of our common stock and options to purchase our common stock, our executives will have interests that are more closely aligned with those of our stockholders.

The Compensation Committee grants equity-based awards, including restricted stock awards, to our executive officers and other key employees. These equity awards are generally made on an annual grant cycle in the fourth quarter of each year at a pre-established Compensation Committee meeting following the release of earnings. We also grant equity awards in the form of restricted stock awards to the non-employee members of the Board of Directors on an annual basis following their election as directors at the annual meeting of shareholders. The Compensation Committee may make off cycle equity awards from time to time on an as-needed basis as circumstances warrant. We do not time the disclosure of material non-public information for the purpose of affecting the value of executive compensation, and it is the Compensation Committee’s practice to generally avoid granting equity awards during periods in which there is undisclosed material non-public information about the Company. In fiscal year 2024, we did not grant new awards of stock options to our NEOs during the time period outlined in Item 402(x) of Regulation S-K.

We have share ownership and retention guidelines that require each director of the Company to own shares of our common stock or options to purchase shares of our common stock having an aggregate market value of at least three times the cash component of the director’s annual retainer (excluding committee retainers) for service on the Board.

In addition, the guidelines require our directors and CEO to own shares of our common stock having an aggregate market value of at least three times his or her annual base salary. Our directors and our CEO have five years from the time they become subject to the stock ownership guidelines to achieve the target ownership thresholds. In 2024, our directors and CEO were on track to maintain compliance with the minimum stock ownership guidelines.

We have an Insider Trading Policy that governs our officers, directors and employees. The policy imposes limits as to when and how our personnel can engage in transactions in our securities and prohibits short sales of our common stock by all our personnel. We have filed a copy of our Insider Trading Policy as an exhibit to our Form 10-K for the year ended December 28, 2024. Our Insider Trading Policy prohibits our directors and executive officers from engaging in certain hedging and derivative transactions with respect to our securities.

All of our officers have established Rule 10b5-1 plans with an independent broker. These plans typically govern the sale of an officer’s stock when our stock prices meet certain levels. These plans, generally, may only be adjusted during certain times of the year with the Company’s approval. Officers and directors may also sell shares outside a Rule 10b5-1 plan during open windows under our Insider Trading Policy.

Tax and Accounting Implications

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, as amended (the “Code”), which generally disallows a tax deduction to public companies for certain compensation in excess of $1.0 million paid in any year to a company’s chief executive officer and the four other most highly compensated officers. Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limitation if certain requirements are met. Although the Compensation Committee has not adopted any specific policy with respect to the application of Section 162(m), we generally seek to structure any long-term incentive compensation granted to our executive officers in a manner that is intended to avoid disallowance of deductions under Section 162(m).

Accounting for Stock-Based Compensation

As discussed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, the accounting for stock-based awards requires the measurement and recognition of compensation expense based on the fair value of all share-based payment awards made to employees and directors, including stock options and employee stock purchases under employee stock purchase plans. We are required to account for share-based compensation transactions using a fair value method and recognize the related expense associated with share- based payments in our statement of operations. Stock-based compensation cost is measured at the accounting measurement date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited.

Since 2004 we have only issued restricted stock awards and the fair value of the award is typically based on the closing price of our stock on Nasdaq on the day of grant. All employees are eligible to participate in our equity award program but the number of employees who actually participate annually has been reduced and does not typically include employees who are paid on an hourly basis.

Summary Compensation Table

The following table summarizes the total compensation for the fiscal years ended December 28, 2024 and December 30, 2023 of those persons who served as our principal executive officer, our principal financial officer and our next most highly compensated executive officer for the fiscal year ended December 28, 2024. We refer to these individuals in this proxy as our named executive officers (NEOs).

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Restricted Stock Awards ($)(2)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total $
Michael Murray President and Chief Executive Officer	2024	$477,692	$226,620	$454,457	—	$668,000	—	$7,183	$1,833,952
	2023	$450,000	$150,000	$340,545	—	$—	—	$10,357	$950,902
Richard A. Sneider Treasurer and Chief Financial Officer	2024	$355,492	$—	$221,752	—	$—	—	$12,738	$589,983
	2023	$349,048	$—	$97,506	—	$—	—	$10,211	$456,766
Paul Baker Chief Operating Officer of Kopin Government and Industrial and Strategic Business Officer	2024	$330,430	$—	$182,758	—	$—	—	$12,022	$525,220
	2023	$324,450	$—	$96,260	—	$—	—	$10,145	$430,855

(1)	The amount represents discretionary cash bonuses awarded by the Company. In 2024 the Company awarded Mr. Murray a bonus of $226620 related to performance for fiscal year 2023. In 2025 the Company awarded Mr. Murray a bonus of $668,000 for performance related to fiscal year 2024.
(2)	The amounts in the column reflect the number of shares of restricted common stock granted in each year multiplied by the closing share price of the Company’s stock as listed on Nasdaq on the date of grant. See notes 1 and 6 of the consolidated financial statements included in our Form 10-K for the fiscal year ended December 28, 2024, regarding assumptions underlying valuation of equity awards.
(3)	The amounts reflect cash bonus payments earned with respect to annual incentive plans.
(4)	The Company does not maintain any pension or non-qualified deferred compensation plan.
(5)	Includes amounts for the Company’s matching contributions under the Company’s 401(k) Plan ranging and premiums paid for life insurance.. Messer. Murray, Sneider and Baker received $6,161, $10,350 and $9,882, respectively of 401(k) match and $1,021, $2,388 and $2,140 of life insurance premiums paid for on their behalf.

Perquisites and Benefits

We provide benefit programs to executive officers and to other employees. The Board and executive management believe that perquisites for executive officers should be extremely limited in scope and value. As a result, Kopin has historically given nominal perquisites to executive officers, including NEOs. The following table generally identifies such benefit plans and who may be eligible to participate

Benefit Plan	Executive Officers	Certain Managers	Full Time Domestic Employees	Full Time Foreign Employees
401(k)	Yes	Yes	Yes	Not Offered
Defined Contribution to Retirement Plan	Not Offered	Not Offered	Not Offered	Yes(1)
Medical/Dental/ Vision Plans	Yes	Yes	Yes	Not Offered
Life and Disability Insurance(2)	Yes	Yes	Yes	Not Offered
Short Term Incentive Plan .	Yes(3)	Yes(3)	Yes(4)	Not Offered
Equity Incentive Plan	Yes	Yes	Yes	Not Offered
Automobile Allowance	Not Offered	Not Offered	Not Offered	Not Offered
Income Tax Planning services	Not Offered	Not Offered	Not Offered	Not Offered
Deferred Compensation Plan	Not Offered	Not Offered	Not Offered	Not Offered
Supplemental Early Retirement Plan	Not Offered	Not Offered	Not Offered	Not Offered
Employee Stock Ownership Plan	Not Offered	Not Offered	Not Offered	Not Offered
Defined Benefit Pension Plan	Not Offered	Not Offered	Not Offered	Not Offered
Financial Planning Allowance	Not Offered	Not Offered	Not Offered	Not Offered
Country Club Memberships	Not Offered	Not Offered	Not Offered	Not Offered
Dwellings for Personal Use(5)	Not Offered	Not Offered	Not Offered	Not Offered

(1)	Kopin’s United Kingdom subsidiary contributes to a government sponsored retirement program for its employees.
(2)	Kopin pays for life insurance equal to an employee’s base salary for domestic employees.
(3)	Kopin has a short-term incentive plan pursuant to which certain officers and certain managers are paid a bonus if they remain with the company during the next fiscal year.
(4)	The Board has historically provided for a discretionary bonus award at the end of the fiscal year for individuals who have significantly exceed their performance expectations or provided ideas that have significant benefits to the Company.
(5)	Kopin does not provide dwellings for personal use other than for temporary job relocation.

Executive Employment Agreement / Other Potential Post-Employment Compensation

Our Equity Plans have provisions that may result in the acceleration of vesting of certain equity awards as a result of a change in control.. The table below summarizes the effects on the compensation of our named executive officers as if the termination of employment or change of control provisions of the Equity Plans and employment agreement were triggered on December 28, 2024.

Name	Value of Equity Awards if a Change in Control Occurs on 12/28/24(1)	Health Care Benefits	Severance Payments
Michael Murray	$2,381,533	—	—
Richard A. Sneider	$229,767	—	—
Paul Baker	$219,342	—	—

(1)	Our Equity Plans provide for the acceleration of the vesting of our equity awards in the event of a change in control of the Company. The amounts in this column represent the value the executive officer would have received if there were a change of control of the Company on December 28, 2024, and his unvested restricted stock awards as of December 28, 2024 became vested. The restricted stock award value is computed by multiplying the number of unvested shares of restricted stock at December 28, 2024 by the closing price of the Company’s common stock on Nasdaq on December 28, 2024 ($1.39). There were no unvested stock options as of December 28, 2024.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table discloses information concerning stock options and unvested stock awards held by our named executive officers as of December 28, 2024 pursuant to our Equity Plans.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Yet Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael Murray .	—	—	—	—	—	513,333	$713,533	1,200,000	$1,668,000
Richard A. Sneider	—	—	—	—	—	120,000	$166,800	45,300	$62,967
Paul Baker	—	—	—	—	—	117,800	$162,630	40,800	$56,712

(1)	Market value information is determined by multiplying the number of shares by the closing price of our common stock on Nasdaq on the last trading day of our 2024, fiscal year ($1.39 as of December 28, 2024).

Name	2024 Incentive Plan(1)	2023 Retention Grant(2)	2022 Retention Grant(3)	Total(7)
Michael Murray	1,200,000	33,333	480,000	1,713,333

	2024 Incentive Plan(4)	2024 Retention Grants(5)	2023 Retention Grant(6)	2021 Retention Grant(6)	2020 Incentive Grant(6)	Total(7)
Richard Sneider	45,300	75,000	20,000	5,000	20,000	165,300
Paul Baker	40,800	75,000	20,000	5,000	17,000	157,800

(1)	Vesting of shares will vest upon achievement of certain milestones in the Company’s fiscal year 2026.
(2)	Shares vest on December 10, 2024.
(3)	The original grant was 800,000 shares and they vest at the rate of 160,000 shares on each December 10th, commencing December 10, 2023.
(4)	Vesting of shares will vest upon achievement of certain milestones in the Company’s fiscal year 2024.
(5)	Shares vest at the rate of 34% on December 10, 2025, 33% on December 10, 2026 and 33% on December 10, 2027.
(6)	Shares vest on December 10, 2025
(7)	The employees must remain employed by the Company, except as provided in the Company’s equity plans, and meet certain other conditions for the shares to vest

Director Compensation Commencing in Fiscal Year 2024

In 2023, the Compensation Committee engaged Aon to perform a peer review of our Board of Director compensation. Commencing in 2024 our Board-approved compensation for non-employee directors is as follows:

●	Annual retainer: $40,000
●	Annual stock grant: 64,500 shares of restricted stock which vest on the anniversary of the grant Committee membership fees paid annually:
●	Non-employee Chairperson of the Board: $30,000
●	Audit Committee Chairperson: $15,000
●	Nominating Committee Chairperson: $10,000
●	Compensation Committee Chairperson: $10,000
●	Audit Committee member: $8,000
●	Nominating Committee member: $4,375
●	Compensation Committee member: $5,000

As a result of the adoption of the Board Compensation plan commencing in 2024 the following adjustments were made:

●	The Annual retainer was decreased from $45,000 to $40,000
●	The annual stock grant was increased to 64,500 shares of restricted stock from 10,000 shares Committee membership fees paid annually:
●	Non-employee Chairperson of the Board: $30,000
●	Audit Committee Chairperson compensation was increased $5,000
●	Compensation Committee Chairperson compensation increased $6,250
●	Audit Committee member compensation increased $3,000
●	Nominating Committee member compensation increased $1,875
●	Compensation Committee member compensation decreased $1,250
●	Meeting fees were eliminated

Each non-employee director was also entitled to receive an initial restricted stock award for 64,500 shares of our common stock on the date of his or her initial election to the Board. We also pay expenses for attendance at meetings of the Board and committees thereof.

The following table sets forth certain information regarding the compensation earned by or awards to each non-employee director who served on our Board of Directors in the 2024 fiscal year.

Mr. Murray, who was an employee of Kopin during 2024, was not compensated for his service as director and his compensation is fully reflected in the Summary Compensation Table above.

Director Compensation Table for 2024

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)	All Other Compensation ($)(3)	Total ($)
Jill J. Avery(4)	$61,188	$50,310	—	—	—	—	$111,498
Chi Chia Hsieh(5)	$54,000	$50,310	—	—	—	—	$104,310
David Nieuwsma (6)	$55,000	$50,310	—	—	—	—	$105,310
Margaret Seif(7)	$52,188	$50,310	—	—	—	—	$85,828
Paul Walsh, Jr.(8)	$27,333	$54,573	—	—	—	—	$81,907

(1)	Each Board member received his or her annual restricted stock grant of 64,500 shares which vests on the anniversary of the grant if the person is still a member of our Board of Directors on such anniversary with the exception of Mr. Walsh. The amounts in the column were determined by multiplying the number of shares of restricted common stock granted by the closing price of our common stock as listed on the Nasdaq on the day of grant. The 2024 grant occurred on June 6, 2024, and the closing price of our stock was $0.78. Mr. Walsh joined the Board of Directors on September 9, 2024 and he was granted 64,500 shares of restricted stock. Our stock price on September 9, 2024 was $0.85.
(2)	There were no stock options issued in 2024.
(3)	No non-equity incentive compensation, pension, non-qualified deferred compensation or other compensation payments were made as compensation for director services in fiscal year 2024 or are contemplated under our current compensation plan.
(4)	Dr. Avery’s annual cash fees were comprised of the annual retainer of $40,000, $7,188 for serving on the Nominating Committee, and $8,000 for serving on the Audit Committee. In addition, prior to the implementation of the current Board member compensation plan members were paid meeting fees. Ms. Avery was paid $2,000 for attending meetings of the Board and $4,000 for attending meetings of the Audit Committee under the prior Board member compensation plan.
(5)	Dr. Hsieh’s annual cash fees were comprised of the annual retainer of $40,000 and $10.000 for serving as the Compensation Committee Chairperson. In addition, prior to the implementation of the current Board member compensation plan members were paid meeting fees. Dr. Hsieh was paid $2,000 for attending meetings of the Board and $2,000 for attending meetings of the Compensation Committee under the prior Board member compensation plan.
(6)	Mr. Nieuwsma’s annual cash fees were comprised of the annual retainer of $40,000, $8,000 for serving on the Audit Committee and $5.000 for serving as the Compensation Committee. In addition, prior to the implementation of the current Board member compensation plan members were paid meeting fees. Mr. Nieuwsma was paid $2,000 for attending meetings of the Board.
(7)	Ms..Sief’s annual cash fees were comprised of the annual retainer of $40,000, $7,188 for serving as Chairperson of the Nominating Committee and $5.000 for serving as the Compensation Committee.
(8)	Mr. Walsch, Jr.’s annual cash fees were comprised of a prorated annual retainer of $12,333, and $15,000 for serving as the Audit Committee Chairperson.
(9)	Each Director, excluding Michael Murray, has 64,500 of unvested restricted shares.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below contains information, as of the dates below, regarding the beneficial ownership of all those known to us to be a beneficial owner of more than 5% of our common stock as well as our directors and nominees, named executive officers and all of our executive officers and directors as a group as of May 1, 2025. The address of each holder listed below, except as otherwise indicated, is 125 North Drive, Westborough, Massachusetts 01581.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage Ownership(2)
Jill J. Avery	94,500	*
Chi Chia Hsieh	321,500	*
Michael Murray	2,667,608	1.6
David Nieuwsma	129,000	*
Marnie Seif	64,500	*
Paul Walsh, Jr.	64,500	*
Richard A. Sneider	630,883	*
Paul Baker	544,531	*
All directors and executive officers as a group (8 persons)	4,517,022	2.8
5% or Greater Stockholders
Royce & Associates LP(3)	7,981,832	4.9

*	Less than 1%
(1)	Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned.
(2)	Percentages are based on 162,797,922 shares of our common stock outstanding as of May 1, 2025.
(3)	This information is based solely on information reported on a Schedule 13G filed on April 29, 2025 with the SEC on behalf of Royce & Associates LP. Royce & Associates LP reported sole voting power with respect to 7,981,832 shares of common stock and sole dispositive power over 7,981,832 shares of common stock. The business address of Royce & Associates LP is One Madison Avenue, New York, NY 10010.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance as of December 28, 2024.

The following table sets forth information as of December 28, 2024 about shares of our common stock issuable upon exercise of outstanding options, warrants and rights and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	4,833,611	$1.19	4,913,621 (2)
Equity compensation plans not approved by security holders	-	-	-
Total	4,833,611	$1.19	4,913,621

(1)	Consists of shares available under the 2020 Equity Incentive Plan.
(2)	As of December 28, 2024, there were 4,913,621 shares available for grant under the 2020 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

The Audit Committee reviews and approves certain transactions or relationships involving Kopin and its directors, executive officers and their affiliates. Kopin has adopted policies and procedures that apply to any transaction or series of transactions in which Kopin, or a subsidiary, is a participant, the amount involved exceeds $120,000 and a related person has a direct or indirect material interest. In reviewing a transaction or relationship, the Audit Committee will take into account, among other factors it deems appropriate, the nature and terms of the transaction, the dollar value of the transaction, the business reasons for the transaction, whether it is on terms no more favorable than to an unaffiliated third party under similar circumstances, as well as the extent of the related party’s interest in the transaction. Our Code of Business Conduct and Ethics for Employees, Executive Officers and Directors prohibits any transaction or relationship that would create a conflict of interest, unless approved by the Board. Conflicts of interests are to be reported to the applicable employees’ immediate supervisor or our Chief Financial Officer.

We do not currently provide personal loans to our executive officers or directors.

Director Independence

Each year, our Board reviews the relationships that each director has with us and with other parties. With the exception of Michael Murray, our current Chairman of the Board, President and Chief Executive Officer, only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of applicable Nasdaq Stock Market, Inc. Marketplace Rules (the “Nasdaq Rules”), and whom the Board affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, are considered to be independent directors. Our Board has reviewed several factors to evaluate the independence of each of its members. These factors include the members’ current and historic relationships with us and our competitors, suppliers and customers; their relationships with management and other directors; the relationships their current and former employers have with us; and the relationships between us and other companies of which a member of our Board is a director or executive officer. After evaluating these factors, our Board has determined that a majority of the current members of the Board and director nominees, namely, Jill J. Avery, Margret Seif, David Nieuwsma, Chi Chia Hsieh and Paul Walsh, Jr. do not have any relationships that would interfere with the exercise of independent judgment in carrying out their responsibilities as a director and are independent directors of Kopin Corporation within the meaning of the applicable Nasdaq Rules.

In making its independence determinations, our Board considered transactions occurring since the beginning of 2022 between us and entities associated with the independent directors or members of their immediate family. All identified transactions that appear to relate to Kopin Corporation and a person or entity with a known connection to a director are presented to the Board for consideration. In making its subjective determination that each non-employee director is independent, our Board considered the transactions in the context of the Nasdaq Rules, the standards established by the SEC for members of audit committees and the SEC and Internal Revenue Service standards for compensation committee members. Our Board’s independence determinations included reviewing the following transactions and relationships: Dr. Hsieh is a director of KoBrite Corp. (“KoBrite”), in which Kopin owned a minority interest which Kopin sold in 2025. Dr. Hsieh is also a director of Bright LED, which is the majority owner of KoBrite. The Board determined that these relationships are not material and that it does not impair Dr. Hsieh’s independence.

Item 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees for the fiscal years ended December 28, 2024 and December 30, 2023 billed by the Company’s independent registered public accounting firm, BDO USA, P.C. for fiscal year 2024 and RSM US LLP for fiscal year 2023 were as follows:

Fee Category	2024	% of Total	2023	% of Total
Audit Fees	$1,038,950	100%	$620,124	99.9%
Audit-Related Fees	10,500	-	152,250	-
Tax Fees	-	-	8,453	0.9
All Other Fees	-	-	-	-
Total Fees	$1,049,450	100%	$780,827	100%

Audit Fees—consists of fees for the audit of our financial statements and attestation services relating to the report on our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, review of the interim condensed consolidated financial statements included in quarterly reports, assistance with review of documents filed with the SEC, and services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings or engagements, and attestation services, except those not required by statute or regulation.

Audit-Related Fees—consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees—consists of fees for tax compliance and planning services. Tax compliance includes fees for professional services related to international tax compliance and preparation. Tax planning consists primarily of fees related to a transfer pricing study and preparation of our subsidiary tax returns.

All Other Fees—consists of fees for all other permissible services other than those reported above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit and non-audit services provided by the Company’s independent registered public accounting firm prior to the engagement with respect to such services. The Chairman of the Audit Committee has been delegated the authority by the Audit Committee to pre-approve the engagement of the independent accountants when the entire committee is unable to do so. The Audit Committee approved 100% of the services listed under the preceding captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees.”

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

No financial statement or supplemental data are filed with this Amendment No. 1 to Annual Report on Form 10-K. See Index to Financial Statements and Supplemental Data of the Original 10-K.

(a)(2) Financial Statement Schedule

All schedules are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the Original 10-K.

(a)(3) Exhibits

The exhibits required to be filed as part of this report are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibits
3.1	Amended and Restated Certificate of Incorporation filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
3.2	Amendment to Certificate of Incorporation filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
3.3	Amendment to Certificate of Incorporation filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
3.4	Form of Indemnification Agreement filed as an exhibit to Current Report on Form 8-K filed on June 6, 2024 and incorporated herein by reference.
3.5	Sixth Amended and Restated By-laws filed as an exhibit to Current Report on Form 8-K filed on April 12, 2019 and incorporated herein by reference.
4.1	Specimen Certificate of Common Stock filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2021 and incorporated herein by reference.
4.3	Form of Pre-Funded Warrant filed as an exhibit to Current Report on Form 8-K filed on January 26, 2023 and incorporated herein by reference.
4.4	Form of Pre-Funded Warrant filed as an exhibit to Current Report on Form 8-K filed on September 20, 2024 and incorporated herein by reference.
10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
10.8*	Form of Key Employee Stock Purchase Agreement filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference. *
10.9	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended, filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
10.10	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993 filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
10.11*	Kopin Corporation Form of Stock Option Agreement under 2001 and 2010 Equity Incentive Plans filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference. *
10.12*	Kopin Corporation 2001 and 2010 Equity Incentive Plan Form of Restricted Stock Purchase Agreement filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference. *
10.13*	Kopin Corporation Fiscal Year 2012 Incentive Bonus Plan filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference. *
10.14	Kopin Corporation 2010 Equity Incentive Plan filed with the Company’s Definitive Proxy Statement on Schedule 14 filed as of April 5, 2013 and incorporated by reference herein.
10.15*	Offer Letter, dated January 17, 2019, by and between Kopin Corporation and Paul Baker filed as an exhibit to the Current Report on Form 8-K filed on January 22, 2019 and incorporated by reference herein.
10.16†	Asset Purchase Agreement, dated September 30, 2019, by and between Kopin Corporation, Kopin Display Corporation and Solos Technology Limited.
10.17*	Kopin Corporation 2020 Equity Incentive Plan filed as an exhibit to Current Form on 8-K on May 20, 2020 and incorporated by reference herein.
10.17*	Kopin Corporation 2020 Equity Incentive Plan filed as an exhibit to Current Form on 8-K on May 20, 2020 and incorporated by reference herein.

10.18*	Tenth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of December 31, 2020, filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 25, 2021 and incorporated herein by reference
10.19*	Letter Agreement between Kopin Corporation and Michael Murray, dated July 14, 2022, filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2022 and incorporated by reference herein.*
10.20*	Amendment to Employment Agreement between Kopin Corporation and John C. C. Fan, dated September 5, 2022, filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2022 and incorporated by reference herein.*
10.21*	Employment Agreement between Kopin Corporation and Michael Murray, dated as of April 5, 2024, filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2024 and incorporated by reference herein.
10.22	Underwriting Agreement, dated September 20, 2024, by and between Kopin Corporation and Canaccord Genuity LLC, as representative of the underwriters named therein filed as an exhibit to the Current Report on Form 8-K filed on September 20, 2024 and incorporated by reference herein.
19	Insider Trading Policy filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 2024 and incorporated herein by reference.
21.1	Subsidiaries of Kopin Corporation filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 2024 and incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm - RSM US LLP filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 2024 and incorporated herein by reference.
23.2	Consent of Independent Registered Public Accounting Firm - BDO USA, P.C. filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 2024 and incorporated herein by reference.
31.1#	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 2024 and incorporated herein by reference.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 2024 and incorporated herein by reference.
97.1	Kopin Corporation Compensation Clawback Policy filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 2024 and incorporated herein by reference.
101.0	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholder’s Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Filed herewith
*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.
†	Portions of this exhibit and the schedules thereto, marked by brackets, have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2025

Kopin Corporation

By:	/s/ Michael Murray
Michael Murray
President, Chief Executive Officer
(Principal Executive Officer)

