Form 10-Q
period 2025-03-29
KOPIN CORP
filed 2025-05-13
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-19882

KOPIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2833935
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

125 North Drive, Westborough, MA	01581-3335
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 870-5959

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	KOPN	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 13, 2025
Common Stock, par value $0.01	162,797,922

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

Kopin Corporation

Part 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29, 2025	December 28, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,331,914	$14,160,120
Restricted cash	1,050,000	1,050,000
Marketable securities, at fair value	16,204,336	21,419,658
Accounts receivable, net of allowance of $1,000,000 and $1,075,000 in 2025 and 2024, respectively	7,190,410	11,850,654
Contract assets	9,347,871	7,074,020
Inventory	6,059,123	6,134,096
Prepaid expenses and other current assets	1,935,609	1,153,852
Total current assets	57,119,263	62,842,400
Property, plant and equipment, net	2,382,508	2,099,708
Operating lease right-of-use assets	1,950,150	2,134,898
Other assets	123,822	123,822
Equity investments	3,460,669	3,564,938
Total assets	$65,036,412	$70,765,766
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,428,357	$5,941,470
Accrued payroll and expenses	2,372,010	2,409,468
Accrued warranty	2,434,000	2,557,000
Contract liabilities	24,439	87,752
Operating lease liabilities	614,359	639,642
Accrued post-retirement benefits	40,000	40,000
Other accrued liabilities	423,682	685,946
Customer deposits	1,674	—
Accrued legal expenses	6,389,756	6,367,900
Deferred tax liabilities	415,957	414,118
Accrued litigation damages	24,800,000	24,800,000
Total current liabilities	40,944,234	43,943,296
Noncurrent contract liabilities and asset retirement obligations	367,471	358,292
Operating lease liabilities, net of current portion	1,322,730	1,479,976
Accrued post-retirement benefits, net of current portion	190,646	230,646
Other long-term liabilities, net of current portion	1,530,337	1,471,994
Total liabilities	44,355,418	47,484,204
Commitments and contingencies (Note 13) and Litigation (Note 14)
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; no shares issued and outstanding as of 2025 and 2024	—	—
Common stock, par value $.01 per share: authorized, 200,000,000 shares in 2025 and 2024; issued 162,748,566 shares in 2025 and 161,264,507 shares in 2024; outstanding 156,118,014 in 2025 and 2024	1,564,308	1,564,308
Additional paid-in capital	422,862,229	422,087,837
Treasury stock (312,882 shares in 2025 and 2024, at cost)	(370,012)	(370,012)
Accumulated other comprehensive income	1,770,932	2,032,359
Accumulated deficit	(405,146,463)	(402,032,930)
Total stockholders’ equity	20,680,994	23,281,562
Total liabilities and stockholders’ equity	$65,036,412	$70,765,766

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 29, 2025	March 30, 2024
Revenues:
Net product revenues	$9,229,885	$9,025,366
Research and development revenues	1,236,667	899,965
License and other revenues	71,940	107,310
Total revenues	10,538,492	10,032,641
Expenses:
Cost of product revenues	7,629,467	8,541,574
Research and development	2,115,921	2,100,753
Selling, general and administration	4,701,061	7,231,865
Litigation damages	—	24,800,000
Total expenses	14,446,449	42,674,192
Loss from operations	(3,907,957)	(32,641,551)
Other income:
Interest income	446,448	172,840
Other income (expense), net	324,934	(43)
Loss on impairment of investments, net	(24,121)	—
Foreign currency transaction gains (losses)	99,163	(79,461)
Total other income	846,424	93,336
Loss before provision for income taxes	(3,061,533)	(32,548,215)
Tax provision	(52,000)	—
Net loss	$(3,113,533)	$(32,548,215)
Net loss per share
Basic and diluted	$(0.02)	$(0.27)
Weighted average number of common shares outstanding
Basic and diluted	166,118,010	120,114,985

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF comprehensive loss

(Unaudited)

	Three months ended	Three months ended
	March 29, 2025	March 30, 2024
Net loss	$(3,113,533)	$(32,548,215)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(46,920)	(2,204)
Unrealized holding (loss) gain on marketable securities	(214,507)	4,040
Other comprehensive income, net of tax	(261,427)	1,836
Comprehensive loss	$(3,374,960)	$(32,546,379)

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance, December 28, 2024	156,430,896	$1,564,308	$422,087,837	$(370,012)	$2,032,359	$(402,032,930)	$23,281,562
Stock-based compensation expense	-	-	774,392	-	-	-	774,392
Other comprehensive loss	-	-	-	-	(261,427)	-	(261,427)
Net loss	-	-	-	-	-	(3,113,533)	(3,113,533)
Balance, March 29, 2025	156,430,896	$1,564,308	$422,862,229	$(370,012)	$1,770,932	$(405,146,463)	$20,680,994

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance, December 30, 2023	112,322,051	$1,123,220	$385,411,542	$(103,127)	$1,232,294	$(358,155,034)	$29,508,895
Vesting of restricted stock	20,064	200	(200)	-	-	-	-
Stock-based compensation expense	-	-	734,928	-	-	-	734,928
Other comprehensive income	-	-	-	-	1,836	-	1,836
Issuance of common stock, net of costs	3,080,000	30,800	7,211,781	-	-	-	7,242,581
Net loss	-	-	-	-	-	(32,548,215)	(32,548,215)
Balance, March 30, 2024	115,422,115	$1,154,220	$393,358,051	$(103,127)	$1,234,130	$(390,703,249)	$4,940,025

KOPIN CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended
	March 29, 2025	March 30, 2024
Cash flows from operating activities:
Net loss	$(3,113,533)	$(32,548,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	219,501	195,399
Stock-based compensation	774,392	734,928
Investment impairment net of unrealized gains	24,000	—
Income taxes	52,228	—
Foreign currency (gains) losses	(65,901)	66,132
Provision for credit losses	—	—
Noncash provision for excess inventory	551,758	771,580
Accrued litigation damages	—	24,800,000
Changes in assets and liabilities:
Accounts receivable	4,775,817	3,082,659
Contract assets	(2,273,850)	(2,177,260)
Inventory	(444,726)	694,949
Prepaid expenses, other current assets and other assets	(773,832)	(366,540)
Accounts payable and accrued expenses	(2,953,405)	1,682,980
Accrued warranty	(122,389)	184
Contract liabilities and billings in excess of revenue earned	(64,261)	(43,746)
Net cash used in operating activities	(3,414,201)	(3,106,950)
Cash flows from investing activities:
Capital expenditures	(500,492)	(245,429)
Purchases of marketable securities	(15,156,585)	(230,012)
Proceeds from sale of marketable securities	20,243,677	5,000,060
Other assets	(17)	—
Net cash from investing activities	4,586,583	4,524,619
Cash flows from financing activities:
Issuance of common stock, net of costs	—	7,242,581
Net cash provided by financing activities	—	7,242,581
Effect of exchange rate changes on cash	(588)	(2,173)
Net increase in cash, cash equivalents and restricted cash	1,171,794	8,658,077
Cash, cash equivalents and restricted cash:
Beginning of period	15,210,120	6,210,685
End of period	$16,381,914	$14,868,762

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Kopin Corporation is a leading developer and provider of innovative display, and application-specific optical solutions sold as critical components and subassemblies for defense, enterprise, medical, professional and consumer products. Kopin’s portfolio includes microdisplays, display modules, eyepiece assemblies, image projection modules, and vehicle mounted and head-mounted display systems that incorporate ultra-small high-resolution Active Matrix Liquid Crystal displays (“AMLCD”), Ferroelectric Liquid Crystal on Silicon (“FLCoS”) displays, MicroLED displays (“µLED”) and Organic Light Emitting Diode (“OLED”) displays, a variety of optics, and low-power ASICs.

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of Kopin Corporation as of March 29, 2025 and for the three month periods ended March 29, 2025 and March 30, 2024 are unaudited and include all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, as amended. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. As used in this report, the terms “we”, “us”, “our”, “Kopin” and the “Company” mean Kopin Corporation and its subsidiaries, unless the context indicates another meaning.

The condensed consolidated financial statements for the three month periods ended March 29, 2025 and March 30, 2024 include the accounts of Kopin Corporation and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $43.9 million and incurred net cash outflows from operations of $14.2 million for the year ended December 28, 2024. The Company incurred a net loss of $3.1 million for the three months ended March 29, 2025 and net cash outflows from operations of $3.4 million. The Company’s net cash outflows from operations were partially a result of funding its ongoing investments in research and development, which management believes will continue, and production inefficiencies. In 2024, the Company sold 43.0 million shares of common stock and 4.0 million prefunded warrants for net proceeds of $33.9 million. As described in Note 14 Litigation, on April 22, 2024, a jury verdict was entered against the Company awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages. On May 22, 2024, the Company filed its Motion for Judgment as a Matter of Law or in the alternative for a New Trial, as well as two submissions arguing that the disgorgement and exemplary damages should not be awarded. That same day, BlueRadios filed motions seeking a permanent injunction prohibiting Kopin from selling any products that incorporate BlueRadios’ trade secrets, over $10.8 million in pre-judgment interest, and over $10.2 million in attorneys’ fees and costs. While no final judgment has been issued by the Court, the Court will take that recommendation under advisement and will rule in its final judgment on the final amount after briefing on the issues. Final briefings on the motions were made by the parties on October 29, 2024. As the Company is unable to conclude that a favorable outcome in this litigation is probable and due to the net losses and negative cash flows from operations, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of these financial statements.

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

2. ACCOUNTING STANDARDS

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU Number 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires more disaggregated income tax disclosures, including additional information in the rate reconciliation and additional disclosures about income taxes paid. ASU 2023-09 became effective for the Company for the fiscal year ending December 27, 2025. Early adoption is permitted, and guidance should be applied prospectively, with an option to apply guidance retrospectively. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on its condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosure of income statement expenses for public business entities (“PBEs”). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its condensed consolidated financial statements and accompanying notes.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU Number 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker(s) that are included within each reported measure of segment profit or loss. The guidance also expands disclosure requirements for interim periods, as well as requires disclosure of other segment items, including the title and position of the entity’s chief operations decision maker(s). ASU 2023-07 became effective for the Company for the fiscal year ending December 28, 2024, and for interim periods starting in the Company’s first quarter of 2025. The Company adopted this standard for fiscal year 2024 and there was not a material impact, reference additional disclosure within Note 12. Segments and Disaggregation of Revenue.

3. FINANCIAL INSTRUMENTS

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

The following table details the recurring fair value measurements of the Company’s financial assets:

		Fair Value Measurement at March 29, 2025 Using:
	Total	Level 1	Level 2	Level 3
Cash equivalents	$13,972,401	$13,173,214	$799,187	$—
U.S. Government and agency backed securities	14,282,570	—	14,282,570	—
Certificates of deposit	2,421,766	—	2,421,766	—
Equity Investments	612,896	612,896	—	—
	$31,289,633	$13,786,110	$17,503,523	$—

		Fair Value Measurement at December 28, 2024 Using:
	Total	Level 1	Level 2	Level 3
Cash equivalents	$12,438,130	$11,592,842	$845,288	$—
U.S. Government and agency backed securities	17,436,195	1,995,520	15,440,675	—
Certificates of deposit	4,483,463	—	4,483,463	—
Equity Investments	699,176	699,176	—	—
	$35,056,964	$14,287,538	$20,769,426	$—

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

Marketable Securities

The Company validates the fair market values of the financial instruments below by using a model that incorporates current interest rates and remaining term. The restricted cash balance at March 29, 2025 and December 28, 2024 is invested in a certificate of deposit and money market funds. The restricted cash balance that is invested in a certificate of deposit is classified as a Corporate debt available-for-sale marketable security. Investments in available-for-sale marketable securities are as follows at March 29, 2025 and December 28, 2024:

	Amortized Cost		Unrealized Gain		Fair Value
	2025	2024	2025	2024	2025	2024
U.S. Government and agency backed securities	$14,216,555	$17,243,599	$66,015	$192,596	$14,282,570	$17,436,195
Corporate debt	2,420,048	4,480,096	1,718	3,367	2,421,766	4,483,463
Total	$16,636,603	$21,723,695	$67,733	$195,963	$16,704,336	$21,919,658

The contractual maturity of the Company’s marketable debt securities is as follows at March 29, 2025:

	Less than One year	One to Five years	Total
U.S. Government and agency backed securities	$14,282,570	$—	$14,282,570
Corporate debt	2,421,766	—	2,421,766

Equity Investments

Equity investments rarely traded or not quoted will generally have less (or no) pricing observability and a higher degree of judgment utilized in measuring fair value. Initial measurement of equity investments occurs when an observable price for the equity investment is available. The Company adopted the measurement alternative for equity investments without readily determinable fair values, which is often referred to as cost method investments, adjusted for changes in observable market transaction. As a result, these investments are revalued upon occurrence of an observable price change for similar investments and for impairments. As of March 29, 2025 and December 30, 2024, the carrying value of these equity investments was $2.8 million.

On January 5, 2023, the Company entered into a Technology License Agreement and an Asset Purchase Agreement (the “LST Agreements”) with Lightning Silicon Technology, Inc. (“LST”). Pursuant to the LST Agreements, the Company issued a license to LST for certain technology associated with its organic light emitting technology, transferred in-process development contracts with two customers and accounts receivables that the Company had previously determined were not collectible. The technology license agreement provides for Kopin to transfer certain patents to LST if LST achieves certain milestones, however upon transfer Kopin will receive a license to the technology. To the extent LST makes improvements to the technology licensed from Kopin, Kopin will receive a license for these improvements for certain markets. Kopin is not obligated to provide any additional funding support to LST. As consideration for the transaction, the Company received 18,000,000 common shares representing a 20.0% equity stake in LST. The Company has recorded its investment in LST at $0 as of March 29, 2025 and December 28, 2024. The Company receives a royalty based on unit sales of products that utilize the technology licensed. Royalty received to date has been de minimis. Drs. John Fan, the Company’s former President and CEO and former Chairman of the Board, Boryeu Tsaur, a former Executive Vice President of the Company and Hong Choi, the Company’s former Chief Technology Officer terminated their employment with the Company and became investors in and members of the management team of LST. Dr. Fan is the Founder of LST. As a result of this transaction, in 2022, the Company wrote off the two operating lease assets associated with facilities used for the development of the Company’s OLED products.

The Company has an equity interest in a Lenovo New Vision which it acquired through purchasing capital and contributing certain intellectual property. As of March 29, 2025, the Company owned an approximate 10% interest in this investment and the carrying value of this equity investment was $1.5 million at March 29, 2025 and December 28, 2024.

The Company has an investment in RealWear Inc. (RealWear) which had been valued at $2.5 million. In the second quarter of 2024, the Company reviewed the financial condition and an observable price point in an equity transaction, and as a result, recorded impairment charges of $0.7 million. In the fourth quarter of 2024, RealWear entered into a merger agreement and based upon the information provided, in the third quarter of 2024, the Company recorded an impairment charge of $1.1 million, reducing the value of the investment to $0.7 million. In the fourth quarter of 2024, RealWear completed its merger, subject to post closing events. The Company performed a valuation of the investment based on the merger agreement, available financial statements and projections, assumptions on the post-closing events and the resulting dilution, and 100% volatility, a risk-free interest rate of 4.5% and an expected term of one year and recorded a write up in the RealWear investment of $0.2 million. In the first quarter of 2025, the Company reviewed the financial condition and as a result, the Company recorded an impairment charge of less than $0.1 million. As of March 29, 2025, the Company owns an approximate 1.7% interest in this investment and the investment is valued at $0.9 million.

The Company has an equity investment in Solos Incorporation (“Solos Inc.”). The carrying value of this equity investment was $0.2 million at March 29, 2025 and December 28, 2024.

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	March 29, 2025	December 28, 2024
Accounts receivable	$8,190,410	$12,925,654
Less — allowance for credit losses	(1,000,000)	(1,075,000)
Total	$7,190,410	$11,850,654

Changes to the allowance for credit losses for the three months ended March 29, 2025 were as follows:

Balance, December 28, 2024	$1,075,000
Write-offs	$(75,000)
Balance, March 29, 2025	$1,000,000

5. INVENTORY

Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or net realizable value and consist of the following at March 29, 2025 and December 28, 2024:

	March 29, 2025	December 28, 2024
Raw materials	$3,223,390	$4,062,099
Work-in-process	1,439,766	1,244,484
Finished goods	1,395,967	827,513
Total	$6,059,123	$6,134,096

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

The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive:

	Three months ended	Three months ended
	March 29, 2025	March 30, 2024
Non-vested restricted common stock	6,317,670	3,076,520

The shares of the Company’s common stock issuable upon the exercise of stock options that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows:

	Three months ended	Three months ended
	March 29, 2025	March 30, 2024
Stock options	591,366	—
Total	591,366	—

7. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Registered sale of equity securities

On September 23, 2024, the Company sold 37,550,000 shares of common stock and pre-funded warrants to purchase up to 4,000,000 shares of common stock at a public offering price of $0.64 per pre-funded warrant and received gross proceeds of $27.0 million before deducting underwriting discounts and offering expenses paid by the Company of $1.8 million. The offering price of the pre-funded warrant equals the public offering price per share of the common stock less the $0.01 per share exercise price of each pre-funded warrant. On September 30, 2024, the Company sold 2,405,000 shares of common stock and received gross proceeds of approximately $1.6 million.

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

Restricted stock activity for the three month period ended March 29, 2025 was as follows:

	Shares	Weighted Average Grant Fair Value	Fair Value	Intrinsic Value
Non-vested at December 28, 2024	4,833,611	$1.19	$5,757,391	$6,718,720
Granted	1,634,864	1.32	$2,158,020	-
Forfeited	(150,805)	1.26	$(190,014)	-
Non-vested at March 29, 2025	6,317,670	$1.22	$7,725,397	$6,002,418
Expected to vest	6,317,670

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock and stock options awards for the three months ended March 29, 2025 and March 30, 2024 (no tax benefits were recognized):

	Three Months Ended	Three Months Ended
	March 29, 2025	March 30, 2024
Cost of product revenues	$139,437	$220,605
Research and development	117,720	143,823
Selling, general and administrative	517,235	370,500
Total	$774,392	$734,928

Unrecognized compensation expense for non-vested restricted common stock as of March 29, 2025 totaled $7.7 million and is expected to be recognized over a weighted average period of approximately two years.

Stock Options

During the three months ended March 29, 2025, an option award for 591,366 shares of the Company’s common stock was granted to the Chief Executive Officer. These options have a strike price of $1.76 and vest over a 4 year period. During the three months ended March 29, 2025, the Company recorded incremental stock-based compensation of less than $0.1 million as a result of the granting of stock option awards. The remaining unrecognized compensation cost of is expected to be recognized over the remaining vesting period. The fair value of this options award was estimated using the Black-Scholes model using the following assumptions and had the following fair values:

Three Months Ended
March 29, 2025
Average risk-free interest rate	4.54%
Expected dividend yield	None
Expected life (average, in years)	8.00
Expected volatility	85.00%
Weighted average exercise price	$1.76
Weighted average fair value	$1.16

The Company’s 2025 average expected volatility and average expected life is based on the average of the Company’s historical information. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company has paid no dividends on its common stock in the past and does not anticipate paying any dividends in the future.

A summary of stock option activity for the period ended March 29, 2025 is as follows:

	Number of Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 28, 2024	—	$—	$—
Granted	591,366	$1.76
Outstanding as of March 29, 2025	591,366	$1.76	$—
Options exercisable as of December 28, 2024	—	$—	$—
Options exercisable as of March 29, 2025	591,366	$1.76	$—

8. ACCRUED WARRANTY

The Company typically warrants its products against defect for 12 to 18 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue is recognized and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the three months ended March 29, 2025 were as follows:

Balance, December 28, 2024	$2,557,000
Additions	70,000
Claims	(193,000)
Balance, March 29, 2025	$2,434,000

Extended Warranties

Deferred revenue represents the purchase of extended warranties by the Company’s customers. The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 15 months beyond the standard 12 to 18-month warranty. The Company classifies the current portion of deferred revenue under Other accrued liabilities in its condensed consolidated balance sheets. At March 29, 2025 and December 28, 2024, the Company had less than $0.1 million of deferred revenue related to extended warranties.

9. INCOME TAXES

The Company recorded a provision for income taxes of less than $0.1 million and $0.0 in the three months ended March 29, 2025 and March 30, 2024, respectively. As of March 29, 2025, the Company has available for tax purposes U.S. federal net operating loss carryforwards (“NOLs”) of approximately $116.3 million expiring 2025 through 2037 and $111.5 million that have an unlimited carryover period. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of the realization of such assets. The Company recognizes both accrued interest and penalties related to its uncertain tax positions related to intercompany loan interest and potential transfer pricing exposure related to its foreign subsidiaries.

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

Contract liabilities consist of advance payments and billings in excess of revenue recognized for the contract.

Net contract assets (liabilities) consisted of the following:

	March 29, 2025	December 28, 2024	December 30, 2023
Contract assets	$9,347,871	$7,074,020	$3,409,809
Current contract liabilities and billings in excess of revenue earned	(24,439)	(87,752)	(916,826)
Noncurrent contract liabilities	(6,517)	(7,465)	(23,198)

The $2.3 million increase in the Company’s net contract assets at March 29, 2025 as compared to December 28, 2024 was primarily due to an increase in amounts owed from production of defense products.

The $0.1 million decrease in the Company’s contract liabilities from December 28, 2024 to March 29, 2025 was primarily due to satisfaction of performance obligations that were paid in advance.

The Company records contract assets or contract liabilities on a contract-by-contract basis. The Company records a contract asset for unbilled revenue when the Company’s performance exceeds amounts billed. The Company classifies the contract asset as either current or non-current based on the expected timing of the Company’s right to bill under the terms of the contract, which the Company expects to be able to bill for within one year.

Contract liabilities consist of payments received in advance of product shipment. The liability is removed with shipment of the product.

In the three months ended March 29, 2025, the Company recognized revenue of $0.1 million related to its contract liabilities at December 28, 2024. In the three months ended March 30, 2024, the Company recognized revenue of $0.3 million related to its contract liabilities at December 30, 2023.

The Company did not recognize impairment losses on its contract assets in the three months ended March 29, 2025, or the years ended December 28, 2024 or December 30, 2023.

Performance Obligations

The Company’s revenue recognition related to performance obligations that were satisfied at a point in time and over time were as follows:

	Three months ended	Three months ended
	March 29, 2025	March 30, 2024
Point in time	13%	26%
Over time	87%	74%

Remaining performance obligations represent the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of March 29, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $20.9 million, which the Company expects to recognize over the next 12 months. The remaining performance obligations represent amounts to be earned under government contracts, which are subject to cancellation.

11. LEASES

The Company enters into operating leases primarily for: real estate, including for manufacturing, engineering, research, administration and sales facilities, and information technology (“IT”) equipment. At March 29, 2025 and December 28, 2024, the Company did not have any finance leases. Approximately all of its future lease commitments, and related lease liability, relate to the Company’s real estate leases. Some of the Company’s leases include options to extend or terminate the lease.

The components of lease expense were as follows:

	Three months ended	Three months ended
	March 29, 2025	March 30, 2024
Operating lease cost	$216,147	$227,802

At March 29, 2025, the Company’s future lease payments under non-cancellable leases were as follows:

2025 (excluding the three months ended March 29, 2025)	$550,705
2026	732,611
2027	669,255
2028	201,333
2029	—
Total future lease payments	2,153,904
Less effects of discounting	(216,815)
Total	$1,937,089

The Company’s lease liabilities recognized in the Company’s condensed consolidated balance sheet at March 29, 2025 were as follows:

March 29, 2025
Operating lease liabilities–current	$614,359
Operating lease liabilities–noncurrent	1,322,730
Total lease liabilities	$1,937,089

Supplemental cash flow information related to leases was as follows:

	Three months ended	Three months ended
	March 29, 2025	March 30, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$215,549	$216,272

Other information related to leases was as follows:

March 29, 2025
Weighted Average Discount Rate–Operating Leases	6.80%
Weighted Average Remaining Lease Term–Operating Leases (in years)	2.96

12. SEGMENTS AND DISAGGREGATION OF REVENUE

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

The CODM assesses performance and decides how to allocate resources and make operating decisions based on revenues, loss from operations, and net loss that are reported on the Consolidated Statements of Operations. These metrics are also used to monitor budget versus actual results. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. Revenues, expenses, and assets requiring disclosure in accordance with ASC 280, Segment Reporting, are also included in the accompanying Condensed Consolidated Financial Statements. See the Condensed Consolidated Statements of Operations for the three months ended March 29, 2025 and March 30, 2024 and the Consolidated Balance Sheets as of March 29, 2025 and December 28, 2024, for details.

Total long-lived assets by country at March 29, 2025 and December 28, 2024 were:

Total Long-lived Assets (in thousands)	March 29, 2025	December 28, 2024
United States	$4,299	$4,153
United Kingdom	34	82
Total	$4,333	$4,235

The Company disaggregates its revenue from contracts with customers by geographic location and by display application, as it believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

During the three months ended March 29, 2025 and March 30, 2024, the Company derived its sales from the following geographies:

	March 29, 2025		March 30, 2024
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total
United States	$10,052	96%	$9,185	91%
Other Americas	11	—	5	—
Total Americas	10,063	96	9,190	91
Asia – Pacific	258	2	671	7
Europe	217	2	172	2
Total Revenues	$10,538	100%	$10,033	100%

During the three months ended March 29, 2025 and March 30, 2024, the Company derived its sales from the following display applications:

(In thousands)	March 29, 2025	March 30, 2024
Defense	$8,461	$8,233
Industrial	392	768
Medical	359	—
Consumer and other	17	25
R&D	1,237	900
License and royalties	72	107
Total Revenues	$10,538	$10,033

The issues associated with the global shortage of semiconductor circuit chips and other raw materials decreased in 2024 as compared to 2023 and 2022. However, the Company has identified several semiconductor components which continue to have long lead delivery times. The Company continues to search for and procure all necessary components from its current vendors and new alternative vendors. In certain situations, the Company can obtain the components but at a significantly increased cost. The inability to procure a single component will prevent the completion of the Company’s product and the ability to sell the product. The Company’s products go through extensive qualification processes and therefore its customers may not accept a replacement component. The Company is unable to determine if it will be able to obtain all necessary components for fiscal 2025. If the Company is unable to obtain all necessary components, it may be required to stop production, which would negatively affect its cash flow and results of operations. In addition, the Company depends on a Taiwanese foundry for the manufacture of integrated circuits for its AMLCD display products and on Chinese, Korean, and European foundries for its OLED display products. If there was a disruption of supply from these foundries it would take a significant period of time to identify, and qualify, if possible, a new source.

13. COMMITMENTS AND CONTINGENCIES

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

On September 30, 2019, the Company entered into an Asset Purchase Agreement (the “Solos Purchase Agreement”) with Solos Technology Limited (“Solos Technology”). Pursuant to the Solos Purchase Agreement, the Company sold and licensed to Solos Technology certain assets of its SolosTM (“Solos”) product line and WhisperTM Audio (“Whisper”) technology. As consideration for the transaction the Company received 1,172,000 common shares representing a 20.0% equity stake in Solos Technology’s parent company, Solos Incorporation (“Solos Inc.”). As of March 29, 2025 and December 28, 2024, the Company had $0 and less than $30,000, respectively, of receivables outstanding from Solos Technology.

As of December 28, 2024, the Company’s former Chairman and founder of Solos Inc., Dr. John C.C. Fan, has an investment in Solos Inc.

The Company has warrants to purchase shares of Preferred Stock of HMDmd. The fair value of the investment was determined to be $0.3 million as of March 29, 2025 and December 28, 2024.

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

As of March 29, 2025, the Company’s former Chairman and founder of Lightning Silicon Technology, Inc., Dr. John C.C. Fan, has an individual ownership interest of Lightning Silicon Technology Inc.

On September 5, 2022, John C.C. Fan, the Company’s then President and Chief Executive Officer and Chairman of the Company’s Board of Directors, notified the Company of his resignation as President and CEO effective September 6, 2022. Under the terms of his previous employment agreement Dr. Fan received $750,000 of severance payments for the fiscal year 2024 and 2023. In addition, Dr. Fan has received $40,000 for medical benefits for each fiscal year since 2023, and he (or his spouse) will receive $40,000 through 2032.

During the three-month periods ended March 29, 2025 and March 30, 2024, the Company had the following transactions with related parties:

	Three months ended		Three months ended
	March 29, 2025		March 30, 2024
	Revenue	Purchases	Revenue	Purchases
RealWear, Inc.	$71,940	$—	$107,310	$—
HMDmd, Inc.	447,907	—	100,000	—
Vuzix Corp	—	—	—	6,950
Lightning Silicon Technology, Inc.	—	38,850	—	82,400
	$519,847	$38,850	$207,310	$89,350

At March 29, 2025 and December 28, 2024, the Company had the following receivables and payables with related parties:

	March 29, 2025		December 28, 2024
	Receivables	Payables	Receivables	Payables
RealWear, Inc.	$71,940	$—	$94,884	$—
HMDmd, Inc.	663,457	—	279,150	—
Solos Technology	—	—	29,132	—
Lightning Silicon Technology, Inc.	—	26,250	1,228	72,500
	$735,397	$26,250	$404,394	$72,500

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

We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. Such factors may be in addition to the risks described in Part I, Item 1A. “Risk Factors;” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and other parts of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, as amended. These factors include: our ability to source semiconductor components and other raw materials used in the manufacturing of our products amidst continued intermittent shortages, including from new and alternative suppliers; our ability to prosecute and defend our proprietary technology aggressively or successfully; our ability to recruit and retain personnel with experience and expertise relevant to our business; our ability to invest in research and development to achieve profitability even during periods when we are not profitable; any disruptions or delays in our supply chains, particularly with respect to semiconductor components, whether resulting from regional or global geopolitical developments, changes imposed by the new U.S. presidential administration, or otherwise; costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation; our ability to continue to introduce new products in our target markets; our ability to generate revenue growth and positive cash flow, and reach profitability; the strengthening of the U.S. dollar and its effects on the price of our products in foreign markets; the impact of new regulations and customer demands relating to conflict minerals; our ability to obtain a competitive advantage in the wearable technologies market through our extensive portfolio of patents, trade secrets and non-patented know-how; our ability to grow within our targeted markets; the importance of small form factor displays in the development of defense, consumer, and industrial products such as thermal weapon sights, safety equipment, virtual and augmented reality gaming, training and simulation products and metrology tools; the suitability of our properties for our needs for the foreseeable future; and our need to achieve and maintain positive cash flow and profitability.

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

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, as amended and our unaudited condensed consolidated financial statements included in this Form 10-Q.

Results of Operations

Our interim period results of operations and period-to-period comparisons of such results may not be indicative of our future operating results. Additionally, we use a fiscal calendar that may result in differences in the number of workdays in the current and comparable prior interim periods and could affect period-to-period comparisons. The following discussion of comparative results of operations among periods should be viewed in this context.

Revenues. For the three months ended March 29, 2025 and March 30, 2024, our revenues by display application, which include product sales and amounts earned from research and development contracts (“R&D”), were as follows:

(In thousands)	Three months ended March 29, 2025	Three months ended March 30, 2024
Defense	$8,461	$8,233
Industrial	392	768
Medical	359	—
Consumer and other	17	25
R&D	1,237	900
License and royalties	72	107
Total Revenues	$10,538	$10,033

Sales of our products for Defense applications include systems used by the military both in the field and for training and simulation. The increase in Defense applications revenues in the three months ended March 29, 2025 as compared to the three months ended March 30, 2024 was primarily due to an increase in revenues from products used in thermal weapon sights and in pilot helmets partially offset by a decline in sales of training and simulation products.

Industrial applications revenue represents customers who purchase our display products for use in 3D metrology equipment and headsets used for applications in manufacturing, distribution, and public safety. Our 3D metrology customers are primarily located in Asia and sell to Asian contract manufacturers who use the 3D metrology machines for quality control purposes. The decrease in Industrial applications revenues for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024 was primarily due to a decline in sales of products for 3D metrology.

Medical revenues represent the initial shipments of head-mounted medical product.

Sales of our displays for Consumer applications are typically “one-off” purchases from companies or organizations using our products for research and development.

R&D revenues increased in the three months ended March 29, 2025 as compared to the three months ended March 30, 2024 primarily due to increases in funding for U.S. defense programs.

The decrease in license and royalty revenue in the first quarter ending March 29, 2025 compared to the first quarter ended March 20, 2024 is due to a decrease in royalties earned under IP license agreements for industrial wearable headsets.

Our international revenues, which are primarily our sales of our products into the 3D AOI market and which comprise the majority of our Industrial sales category, represented 4% and 9% of total revenues for the three months ended March 29, 2025 and March 30, 2024, respectively. These sales are primarily made by Kopin Europe, Ltd. our wholly-owned Scottish subsidiary into Asian markets. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the British Pound Sterling (the functional currency of our U.K. subsidiary) and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” section below.

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for the three months ended March 29, 2025 and March 30, 2024 were as follows:

	Three Months Ended	Three Months Ended
(In thousands, except for percentages)	March 29, 2025	March 30, 2024
Cost of product revenues	$7,629	$8,542
Cost of product revenues as a % of net product revenues	83%	95%

The decrease in cost of product revenue as a percent of net product revenues for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024 was due to a decrease in excess and obsolete reserves.

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

The issues associated with the global shortage of semiconductor circuit chips and other raw materials decreased in 2024 as compared to 2023 and 2022. However, we have identified several semiconductor components which continue to have long lead delivery times. We continue to search for and procure all necessary components from our current vendors and new alternative vendors. In certain situations, we can obtain the components but at a significantly increased cost. The inability to procure a single component will prevent the completion of our product and the ability to sell the product. Our products go through extensive qualification processes and therefore our customers may not accept a replacement component. We are unable to determine if we will be able to obtain all necessary components for fiscal 2025. If we are unable to obtain all necessary components, we may be required to stop production, which would negatively affect our cash flow and results of operations. In addition, we depend on a Taiwanese foundry for the manufacture of integrated circuits for our AMLCD display products and on Chinese, Korean, and European foundries for our OLED display products. If there was a disruption of supply from these foundries it would take a significant period of time to identify, and qualify, if possible, a new source.

Research and Development. R&D expenses are incurred in support of internal display development programs and programs funded by agencies or prime contractors of the U.S. Government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. In fiscal year 2025, we expect our R&D expenditures to be related to our display products, overlay weapon sights and OLED display technologies. Funded and internal R&D expenses are combined in research and development expenses in the condensed consolidated statement of operations. R&D expenses for the three months ended March 29, 2025 and March 30, 2024 were as follows:

	Three Months Ended	Three Months Ended
(In thousands)	March 29, 2025	March 30, 2024
Funded	$639	$821
Internal	1,477	1,280
Total research and development expense	$2,116	$2,101

Funded R&D expense for the three months ended March 29, 2025 decreased as compared to the three months ended March 30, 2024 primarily due to decreased spending on U.S. defense programs and programs previously in development are transitioning into production. Internal R&D expense decreased due to an increase in process improvements.

Selling, General and Administrative. Selling, general and administrative (“S,G&A”) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses for the three months ended March 29, 2025 and March 30, 2024 were as follows:

	Three Months Ended	Three Months Ended
(In thousands, except for percentages)	March 29, 2025	March 30, 2024
Selling, general and administration expense	$4,701	$7,232
Selling, general and administration expense as a % of revenues	45%	72%

S,G&A decreased for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024 primarily due to a decrease in legal fees of $2.9 million.

Litigation Damages Litigation damages were accrued as of March 30, 2024 as a result of the April 22, 2024 jury verdict that was entered against the Company awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages.

Other Income, net. Other income, net, is primarily composed of interest income, foreign currency transactions, gains on fair value recording of investments and remeasurement gains and losses incurred by our U.K.-based subsidiary and other non-operating income items. Other income, net, for the three months ended March 29, 2025 and March 30, 2024 were as follows:

	Three Months Ended	Three Months Ended
(In thousands)	March 29, 2025	March 30, 2024
Other income, net	$846	$93

During the three months ended March 29, 2025, we sold an investment for a gain of approximately $0.3 million. In addition, interest income increased approximately $0.3 million for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024. During the three months ended March 29, 2025 and March 30, 2024, we recorded foreign currency gains of approximately $0.1 million.

Tax Provision. We recorded a provision for income taxes of less than $0.1 million and $0 in the three months ended March 29, 2025 and March 30, 2024, respectively.

Net Loss. We incurred a net loss of $3.1 million during the three months ended March 29, 2025 compared to a net loss of $32.5 million during the three months ended March 30, 2024. The decrease in the net loss during the three months ended March 29, 2025 compared to the three months ended March 30, 2024 was primarily due to the accrual of litigation damages and legal fees for the three months ended March 30, 2024 in addition to more effective expense management during the three months ended March 29, 2025.

Liquidity and Capital Resources

At March 29, 2025 and December 28, 2024, we had cash and cash equivalents, including restricted cash, and marketable securities of $32.6 million and working capital of $16.2 million compared to $36.6 million and $18.9 million, respectively.

	Three Months Ended	Three Months Ended
	March 29, 2025	March 30, 2024
Net cash used for operating activities	$(3,414,201)	$(3,106,950)
Net cash from investing activities	4,586,583	4,524,619
Net cash provided by financing activities	—	7,242,581
Effect of exchange rate changes on cash	(588)	(2,173)
Increase in cash and equivalents	$1,171,794	$8,658,077

The increase in cash, cash equivalents, and restricted cash for the three months ended March 29, 2025 was primarily due to proceeds from the sale of marketable securities of $4.6 million partially offset by cash used in operations of $3.4 million. The increase in cash, cash equivalents, and restricted cash for the three months ended March 30, 2024 was primarily due to net proceeds from the sale of common stock of $7.2 million and marketable securities of $4.5 million partially offset by cash used in operations of $3.1 million. For the three months ended March 29, 2025, cash used in operating activities consisted of a net loss from operations of $3.1 million and net cash used to fund changes in operating assets and liabilities of $1.9 million, which were partially offset by non-cash charges totaling $1.6 million, which was primarily related to stock-based compensation, depreciation, and inventory reserves. For the three months ended March 30, 2024, cash used in operating activities consisted of a net loss from operations of $32.5 million partially offset by net cash provided by changes in operating assets and liabilities of $2.9 million and non-cash charges totaling $26.5 million, which was primarily related to accrued litigation damages, stock-based compensation, depreciation, and inventory reserves. We expect that net cash used for or provided by operating activities to fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the timing of when we recognize revenue, and changes in components of working capital. Our cash and cash equivalents and liquidity could be adversely affected by any amounts that become payable in connection with any adverse results from any litigation we are, or may become, involved in.

Equity offerings

On September 30, 2024, we sold 2,405,000 shares of common stock and received gross proceeds of $1.6 million.

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

At-the-market offerings

During the three months ended March 30, 2024, we sold 3,080,000 shares of common stock for gross proceeds of $7,466,755 (average of $2.42 per share) before deducting broker expenses paid by us of approximately $0.2 million, pursuant to our then effective At-The-Market Equity Offering Sales Agreement, dated as of March 5, 2021 (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”), as agent. The ATM Agreement terminated in the three months ended March 30, 2024. On January 24, 2025 we entered into a new At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated (“Stifel”), as agent, for the sale of up to $50 million of securities. Subsequent to March 29, 2025, the Company cannot use the ATM Agreement entered into on January 24, 2025 until such time the Company can utilize Form S-3.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of $43.9 million and net cash outflows from operations of $14.2 million for the fiscal year ended 2024. We incurred a net loss of $3.1 million for the three months ended March 29, 2025 and net cash outflows from operations of $3.4 million. In addition, we have experienced a significant decline in our cash and cash equivalents and marketable securities over the last several years, which was primarily a result of funding operating losses. As described in Note 14 Litigation, on April 22, 2024, the jury verdict was entered against us awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages. While no final judgment has been issued by the Court, the Court will take that recommendation under advisement and will rule in its final judgment on the final amount after briefing on the issues. We have argued that the damages, disgorgement and exemplary damages should be reduced or eliminated. Final briefing on the issued occurred on October 29, 2024. We are also considering the appeal of any award in a final judgment. The $5.1 million in damages and $19.7 million in disgorgement and exemplary damages were accrued for as of March 29, 2025 and December 28, 2024. We had $32.6 million of cash and cash equivalents, restricted cash, and marketable securities at March 29, 2025.

We have had historical and current negative cash flow from operations and limited liquidity resources. Our current strategy is to continue to invest in our business and raise additional capital through financing activities that may include public offerings and private placements of our common stock, preferred stock offerings, collaborations and licensing arrangements and issuances of debt and convertible debt instruments. Until such time that additional capital can be raised, we plan to strategically manage our uncommitted spending, execute our priorities and implement cost saving measures to reduce research and development and general and administrative expenditures which could include minimizing staff costs. We may also sell assets and look at other strategic alternatives. There are inherent uncertainties associated with fundraising activities and activities to manage our uncommitted spending and the successful execution of these activities may not be within our control. There are no assurances that such additional funding will be obtained and that we will succeed in our future operations. If we are unable to achieve positive cash flows and profitability in the foreseeable future or cannot successfully raise additional capital and implement our strategic plan, our liquidity, financial condition and business prospects will be materially and adversely affected. As the Company is unable to conclude that a favorable outcome in this litigation is probable and due to the net losses and negative cash flows from operations, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of these financial statements.

The following table presents the components of our cash, cash equivalents, restricted cash and marketable securities held in U.S. dollars as of the dates presented:

	March 29, 2025	December 28, 2024
Domestic locations	$32,417,915	$36,491,339
Foreign locations	91,751	56,984
Subtotal cash, cash equivalents, restricted cash and marketable securities held in U.S. dollars	32,509,666	36,548,323
Cash and cash equivalents held in other currencies and converted to U.S. dollars	76,584	81,455
Total cash, cash equivalents, restricted cash and marketable securities	$32,586,250	$36,629,778

We have no plans to repatriate the cash and cash equivalents held in our foreign subsidiary KEL.

The manufacturing operations at our Korean facility, Kowon, have ceased and Kowon was liquidated at fiscal year ended 2018. We have recorded deferred tax liabilities for any additional withholding tax that may be due to the Korean government upon Kowon’s final tax return acceptance.

We expect to expend between $1.0 million and $2.0 million on capital expenditures in 2025.

Critical Accounting Estimates

Our critical accounting estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, as amended.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash in high-quality U.S. Government, government-backed (e.g., Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrealized gain or loss on debt securities. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiaries’ financial position, results of operations, and transaction gains and losses as a result of non-U.S. dollar denominated cash flows related to business activities in Europe, and remeasurement of U.S. dollars to the British pound, the functional currency of our U.K. subsidiaries. We are also exposed to the effects of exchange rates in the purchase of certain raw materials, which are in U.S. dollars, but the price on future purchases is subject to change based on the relationship of the Japanese yen to the U.S. dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations or investments is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable securities is subject to interest rate risk and the credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use silicon wafers but do not enter into forward or futures hedging contracts to mitigate against risks related to the price of silicon.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 29, 2025, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 29, 2025, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 29, 2025, our disclosure controls and procedures were not effective as of March 29, 2025 due to the following material weaknesses which were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024, as amended and continue to exist as of March 29, 2025:

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

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in connection with the changes designed and implemented as a result of our remediation plan of the previously identified material weaknesses, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Our business and financial results are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, as amended should be carefully considered. There have been no material changes in the assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the three months ended March 29, 2025 that were not registered under the Securities Act.

Item 6. Exhibits

Exhibit No.	Description
4.1	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 26, 2023)
10.1	Employment Agreement between the Company and Michael Murray dated as of April 5, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2024).
31.1	Certification of Michael Murray, Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
31.2	Certification of Richard A. Sneider, Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
32.1	Certification of Michael Murray, Chief Executive Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) **
32.2	Certification of Richard A. Sneider, Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) **

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Submitted electronically herewith
**	Furnished and not filed herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 29, 2025 (Unaudited) and December 28, 2024, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 29, 2025 and March 30, 2024, (iii) Condensed Consolidated Statement of Comprehensive Loss (Unaudited) for the three months ended March 29, 2025 and March 30, 2024, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 29, 2025 and March 30, 2024, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 29, 2025 and March 30, 2024, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date: May 13, 2025	By:	/S/ MICHAEL MURRAY
Michael Murray
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2025	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

