Form 10-K/A
period 2024-12-28
KOPIN CORP
filed 2025-05-20
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note to Form 10-K/A

This Amendment No. 2 to Kopin Corporation’s Annual Report on Form 10-K for the year ended December 28, 2024 as originally filed with the Securities and Exchange Commission on April 17, 2025, as amended by Amendment No. 1 to Form 10-K as filed with the SEC on May 13, 2025 (the “Original Form 10-K”), is being filed solely to correct certain amounts within Item 11. Executive Compensation, including the Summary Compensation Table.

In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, amended (“the Exchange Act”), Part III, Items 10 through 14, and Part IV, Item 15 of the Original Form 10-K are hereby amended and restated in their entirety. The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Pursuant to Rule 12b-15 and Rule 13a-14(a) under the Exchange Act, this Amendment No. 2 contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Except as set forth in the first paragraph of this Explanatory Note, this Amendment No. 2 does not amend, modify, or otherwise update any financial or other information in or on exhibits filed with the Original Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

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

Compensation Highlights:

Summarized below are highlights with respect to executive compensation for fiscal year 2024:

●	Messrs. Murray, Sneider and Baker received base wages increases from $450,000 to $495,000, $349,048 to $359,520, and $324,450 to $334,184, respectively, in 2024.
●	Mr. Murray was awarded a bonus for fiscal year 2024 performance of $668.000
●	Mr. Murray received a grant of 1,200,000 shares of restricted stock (2026 Performance-Based Equity Award) which shall vest based on the attainment of corporate performance goals and targets, including a minimum revenue for the fiscal year 2026, and his continued employment through December 31, 2026. The target number of restricted shares is 1,000,000 and the target performance goals are fiscal year 2026 revenue of $65 million and a consolidated 6% operating profit. If any of the applicable performance goals are attained at less than 80% of target, the number of restricted shares earned for the portion of the 2026 Performance-Based Equity Award attributable to that performance goal will be zero. If any of the applicable performance goals are attained at between 80% and 100% of target, the number of restricted shares earned for the portion of the 2026 Performance-Based Equity Award attributable to that performance goal will be between 50% and 100% of target. If any of the applicable performance goals are attained at between 100% and 120% of target, the number of restricted shares earned for the portion of the 2026 Performance-Based Equity Award attributable to that performance goal will be between 100% and 120% of target. Performance between performance levels will be interpolated on a straight-line basis Performance achievement will be determined by the Board in its reasonable discretion exercised in good faith. Performance between performance levels will be interpolated on a straight-line basis
●	Our primary objective for fiscal year 2024 was to continue to increase revenues and cash flow. To that end, as part of the annual incentive plan we granted our CFO and COO 45,300 and 40,800 shares of restricted stock, respectively, which could have been earned if certain revenue, cash flow and individual goals were met. The number of shares granted represented approximately 35% of their 2023 base wages divided by approximately the Company’s share price on day of grant. 20% of the shares could have been earned by meeting certain revenue targets, 70% of the shares could have been earned by meeting certain cash flow targets and 10% could be earned based on meeting individual goals in fiscal year 2024. The revenue and cash flow goals had a minimum base amount, a target amount and a maximum upper goal amount. If the minimum base amount was not achieved, then no restricted stock was earned. If the minimum base amount was achieved approximately 30% of the shares could be earned, if the target amount was achieved approximately 75% of the shares could be earned and if the maximum upper goals was achieved all the shares could be earned.

Messrs. Sneider and Baker earned 25,505 and 22,972, respectively, of the shares granted which represents achieving approximately 56% of the goals.

●	Under our long-term incentive plan, each of Messrs. Sneider and Baker each received restricted stock grants of 75,000 shares that at the rate of 34% on December 10, 2025, 33% shall vest on December 10, 2026 and 33% shall vest on December 10, 2027, subject to the Company’s 2020 Equity Incentive Plan and remain employed by the Company. These grants were issued to incentivize the individuals to remain with the Company and further align their interest with those of stockholders.

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

Compensation Element Detail

For the fiscal year ended December 28, 2024 the elements of compensation based on the amounts in the Summary Compensation Table and expressed as a percentage of total compensation for our CEO and Named Executive Officers was as follows:

Officer	Salary(1)	Bonus	Restricted Stock Awards
Michael Murray	20.4%	37.4%	42.2%
Richard Sneider	69.1%	—	30.9%
Paul Baker	69.0%	—	31.0%

(1)	Includes “All Other Compensation” for Mr. Murray, Mr. Sneider and Mr. Baker of $7,183, $12,738 and $12,022, respectively. Amounts represent the Company’s matching contributions under the Company’s 401(k) Plan ranging from approximately $6,200 to $10,400 per year and premiums paid for life insurance.

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

The following table summarizes the base salaries for 2023 and 2024:

Officer	2023	2024
Mr. Murray	$450,000	$495,000
Mr. Sneider	$349,048	$359,520
Mr. Baker	$324,450	$334,184

Mr. Murray received an increase in base salary of approximately 10% based upon his performance, comparison to the market and cost of living increase. Messrs. Sneider and Baker received a cost of living increase of approximately 3%.

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

In 2024 we granted our Board and employees an aggregate of 4,388,090 shares of restricted common stock of the Company of which 1,246,590 could be earned based on achieving milestones in fiscal year 2024.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Restricted Stock Awards ($)(2)(3)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total $
Michael Murray President and Chief Executive Officer	2024	$481,155	$226,620	$1,007,880	—	$668,000	—	$7,183	$2,390,838
	2023	$450,000	$150,000	$431,999	—	$—	—	$10,357	$1,042,357
Richard A. Sneider Treasurer and Chief Financial Officer	2024	$356,701	$—	$165,408	—	$—	—	$12,738	$534,847
	2023	$349,048	$—	$278,800	—	$—	—	$10,211	$638,060
Paul Baker Chief Operating Officer of Kopin Government and Industrial and Strategic Business Officer	2024	$330,814	$—	$154,338	—	$—	—	$12,022	$497,174
	2023	$324,450	$—	$231,480	—	$—	—	$10,145	$566,075

(1)	The amount represents discretionary cash bonuses awarded by the Company. In 2024 the Company awarded Mr. Murray a bonus of $226,620 related to performance for fiscal year 2023. In 2025 the Company awarded Mr. Murray a bonus of $668,000 for performance related to fiscal year 2024.
(2)	The amounts in the column reflect the number of shares of restricted common stock granted in each year multiplied by the closing share price of the Company’s stock as listed on Nasdaq on the date of grant. See notes 1 and 6 of the consolidated financial statements included in our Form 10-K for the fiscal year ended December 28, 2024, regarding assumptions underlying valuation of equity awards.
(3)

The amounts included as the value of 2023 Restricted Stock Awards in previous filings incorrectly included the value of restricted stock vesting in 2023 and have been adjusted above to report the grant day fair value of the restricted stock.

(4)	The amounts reflect cash bonus payments earned with respect to annual incentive plans.
(5)	The Company does not maintain any pension or non-qualified deferred compensation plan.
(6)	Includes amounts for the Company’s matching contributions under the Company’s 401(k) Plan ranging and premiums paid for life insurance. Messer. Murray, Sneider and Baker received $6,161, $10,350 and $9,882, respectively of 401(k) match and $1,021, $2,388 and $2,140 of life insurance premiums paid for on their behalf.

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

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Yet Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael Murray .	—	—	—	—	—	513,333	$713,533	1,200,000	$1,668,000
Richard A. Sneider	—	—	—	—	—	120,000	$166,800	45,300	$62,967
Paul Baker	—	—	—	—	—	117,000	$162,630	40,800	$56,712

(1)	Market value information is determined by multiplying the number of shares by the closing price of our common stock on Nasdaq on the last trading day of our 2024, fiscal year ($1.39 as of December 28, 2024).

Name	2024 Incentive Plan(1)	2023 Retention Grant(2)	2022 Retention Grant(3)	Total(7)
Michael Murray	1,200,000	33,333	480,000	1,713,333

	2024 Incentive Plan(4)	2024 Retention Grants(5)	2023 Retention Grant(6)	2021 Retention Grant(6)	2020 Incentive Grant(6)	Total(7)
Richard Sneider	45,300	75,000	20,000	5,000	20,000	165,300
Paul Baker	40,800	75,000	20,000	5,000	17,000	157,800

(1)	Vesting of shares will vest upon achievement of certain milestones in the Company’s fiscal year 2026.
(2)	Shares vest on December 10, 2024.
(3)	The original grant was 800,000 shares and they vest at the rate of 160,000 shares on each December 10th, commencing December 10, 2023.
(4)	Vesting of shares will vest upon achievement of certain milestones in the Company’s fiscal year 2024.
(5)	Shares vest at the rate of 34% on December 10, 2025, 33% on December 10, 2026 and 33% on December 10, 2027.
(6)	Shares vest on December 10, 2025
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

Director Compensation Table for 2024

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)	All Other Compensation ($)(3)	Total ($)
Jill J. Avery(4)	$61,188	$50,310	—	—	—	—	$111,498
Chi Chia Hsieh(5)	$54,000	$50,310	—	—	—	—	$104,310
David Nieuwsma (6)	$55,000	$50,310	—	—	—	—	$105,310
Margaret Seif(7)	$52,188	$50,310	—	—	—	—	$85,828
Paul Walsh, Jr.(8)	$27,333	$54,573	—	—	—	—	$81,907

(1)	Each Board member received his or her annual restricted stock grant of 64,500 shares which vests on the anniversary of the grant if the person is still a member of our Board of Directors on such anniversary with the exception of Mr. Walsh. The amounts in the column were determined by multiplying the number of shares of restricted common stock granted by the closing price of our common stock as listed on the Nasdaq on the day of grant. The 2024 grant occurred on June 6, 2024, and the closing price of our stock was $0.78. Mr. Walsh joined the Board of Directors on September 9, 2024 and he was granted 64,500 shares of restricted stock. Our stock price on September 9, 2024 was $0.85.
(2)	There were no stock options issued in 2024.
(3)	No non-equity incentive compensation, pension, non-qualified deferred compensation or other compensation payments were made as compensation for director services in fiscal year 2024 or are contemplated under our current compensation plan.
(4)	Dr. Avery’s annual cash fees were comprised of the annual retainer of $40,000, $7,188 for serving on the Nominating Committee, and $8,000 for serving on the Audit Committee. In addition, prior to the implementation of the current Board member compensation plan members were paid meeting fees. Ms. Avery was paid $2,000 for attending meetings of the Board and $4,000 for attending meetings of the Audit Committee under the prior Board member compensation plan.
(5)	Dr. Hsieh’s annual cash fees were comprised of the annual retainer of $40,000 and $10.000 for serving as the Compensation Committee Chairperson. In addition, prior to the implementation of the current Board member compensation plan members were paid meeting fees. Dr. Hsieh was paid $2,000 for attending meetings of the Board and $2,000 for attending meetings of the Compensation Committee under the prior Board member compensation plan.
(6)	Mr. Nieuwsma’s annual cash fees were comprised of the annual retainer of $40,000, $8,000 for serving on the Audit Committee and $5.000 for serving as the Compensation Committee. In addition, prior to the implementation of the current Board member compensation plan members were paid meeting fees. Mr. Nieuwsma was paid $2,000 for attending meetings of the Board.
(7)	Ms. Sief’s annual cash fees were comprised of the annual retainer of $40,000, $7,188 for serving as Chairperson of the Nominating Committee and $5.000 for serving as the Compensation Committee.
(8)	Mr. Walsch, Jr.’s annual cash fees were comprised of a prorated annual retainer of $12,333, and $15,000 for serving as the Audit Committee Chairperson.
(9)	Each Director, excluding Michael Murray, has 64,500 of unvested restricted shares.

Item 15.	Exhibits and Financial Statement Schedules

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

May 20, 2025

Kopin Corporation

By:	/s/ Michael Murray
Michael Murray
President, Chief Executive Officer
(Principal Executive Officer)

