Form 10-Q
period 2025-06-28
KOPIN CORP
filed 2025-08-12
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-19882

KOPIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2833935
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

125 North Drive, Westborough, MA	01581-3335
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 870-5959

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	KOPN	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2025
Common Stock, par value $0.01	162,805,852

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

Kopin Corporation

Part 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28, 2025	December 28, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,369,310	$14,160,120
Restricted cash	1,050,000	1,050,000
Marketable securities, at fair value	2,417,877	21,419,658
Accounts receivable, net of allowance of $1,024,000 and $1,075,000 in 2025 and 2024, respectively	9,481,332	11,850,654
Contract assets	6,840,887	7,074,020
Inventory	6,685,225	6,134,096
Prepaid expenses and other current assets	1,795,521	1,153,852
Total current assets	52,640,152	62,842,400
Property, plant and equipment, net	2,684,545	2,099,708
Operating lease right-of-use assets	2,212,679	2,134,898
Other assets	123,822	123,822
Equity investments	3,523,632	3,564,938
Total assets	$61,184,830	$70,765,766
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,129,863	$5,941,470
Accrued payroll and expenses	2,345,847	2,409,468
Accrued warranty	2,016,000	2,557,000
Contract liabilities	275,053	87,752
Operating lease liabilities	765,559	639,642
Accrued post-retirement benefits	40,000	40,000
Other accrued liabilities	648,287	685,946
Accrued legal expenses	5,961,506	6,367,900
Deferred tax liabilities	447,498	414,118
Accrued litigation damages	24,800,000	24,800,000
Total current liabilities	41,429,613	43,943,296
Noncurrent contract liabilities and asset retirement obligations	388,240	358,292
Operating lease liabilities, net of current portion	1,436,276	1,479,976
Accrued post-retirement benefits, net of current portion	190,646	230,646
Other long-term liabilities, net of current portion	1,700,221	1,471,994
Total liabilities	45,144,996	47,484,204
Commitments and contingencies (Note 13) and Litigation (Note 14)
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; no shares issued and outstanding as of 2025 and 2024	—	—
Common stock, par value $.01 per share: authorized, 275,000,000 shares in 2025 and 200,000,000 shares in 2024; issued 163,422,995 shares in 2025 and 161,264,507 shares in 2024; outstanding 156,589,462 shares in 2025 and 156,118,014 shares in 2024	1,570,086	1,564,308
Additional paid-in capital	423,604,168	422,087,837
Treasury stock (419,279 shares in 2025 and 312,882 shares in 2024, at cost)	(459,669)	(370,012)
Accumulated other comprehensive income	1,638,345	2,032,359
Accumulated deficit	(410,313,096)	(402,032,930)
Total stockholders’ equity	16,039,834	23,281,562
Total liabilities and stockholders’ equity	$61,184,830	$70,765,766

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenues:
Net product revenues	$7,498,436	$11,054,030	$16,728,321	$20,079,396
Research and development revenues	907,907	1,170,329	2,144,574	2,070,294
License and other revenues	48,540	112,064	120,480	219,374
Total revenues	8,454,883	12,336,423	18,993,375	22,369,064
Expenses:
Cost of product revenues	7,071,517	8,685,328	14,700,984	17,226,902
Research and development	1,945,436	1,839,663	4,061,357	3,940,416
Selling, general and administration	4,899,313	7,267,868	9,600,374	14,499,733
Litigation damages	—	—	—	24,800,000
Total expenses	13,916,266	17,792,859	28,362,715	60,467,051
Loss from operations	(5,461,383)	(5,456,436)	(9,369,340)	(38,097,987)
Other income (expense)
Interest income	326,302	226,677	772,750	399,517
Other (expense) income	(10,882)	18,867	314,052	18,824
Loss on impairment of investments, net	(858)	(734,286)	(24,979)	(734,286)
Foreign currency transaction gains (losses)	32,188	23,180	131,351	(56,281)
Total other income (expense), net	346,750	(465,562)	1,193,174	(372,226)
Loss before provision for income taxes	(5,114,633)	(5,921,998)	(8,176,166)	(38,470,213)
Tax provision	(52,000)	—	(104,000)	—
Net loss	$(5,166,633)	$(5,921,998)	$(8,280,166)	$(38,470,213)
Net loss per share
Basic and diluted	$(0.03)	$(0.05)	$(0.05)	$(0.32)
Weighted average number of common shares outstanding
Basic and diluted	166,351,615	121,400,739	166,234,813	120,757,868

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF comprehensive loss

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net loss	$(5,166,633)	$(5,921,998)	$(8,280,166)	$(38,470,213)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(105,870)	2,444	(152,790)	240
Unrealized holding (loss) gain on marketable securities	(26,717)	86,770	(241,224)	90,810
Other comprehensive (loss) gain, net of tax	(132,587)	89,214	(394,014)	91,050
Comprehensive loss	$(5,299,220)	$(5,832,784)	$(8,674,180)	$(38,379,163)

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance, December 28, 2024	156,430,896	$1,564,308	$422,087,837	$(370,012)	$2,032,359	$(402,032,930)	$23,281,562
Stock-based compensation expense	-	-	774,392	-	-	-	774,392
Other comprehensive loss	-	-	-	-	(261,427)	-	(261,427)
Net loss	-	-	-	-	-	(3,113,533)	(3,113,533)
Balance, March 29, 2025	156,430,896	$1,564,308	$422,862,229	$(370,012)	$1,770,932	$(405,146,463)	$20,680,994
Vesting of restricted stock	577,845	5,778	(5,778)	-	-	-	-
Stock-based compensation expense	-	-	747,717	-	-	-	747,717
Other comprehensive loss	-	-	-	-	(132,587)	-	(132,587)
Restricted stock for tax withholding obligations	-	-	-	(89,657)	-	-	(89,657)
Net loss	-	-	-	-	-	(5,166,633)	(5,166,633)
Balance, June 28, 2025	157,008,741	$1,570,086	$423,604,168	$(459,669)	$1,638,345	$(410,313,096)	$16,039,834

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance, December 30, 2023	112,322,051	$1,123,220	$385,411,542	$(103,127)	$1,232,294	$(358,155,034)	$29,508,895

Vesting of restricted stock	20,064	200	(200)	-	-	-	-
Stock-based compensation expense	-	-	734,928	-	-	-	734,928
Other comprehensive income	-	-	-	-	1,836	-	1,836

Issuance of common stock, net of costs	3,080,000	30,800	7,211,781	-	-	-	7,242,581
Net loss	-	-	-	-	-	(32,548,215)	(32,548,215)
Balance, March 30, 2024	115,422,115	$1,154,220	$393,358,051	$(103,127)	$1,234,130	$(390,703,249)	$4,940,025
Vesting of restricted stock	226,395	2,264	(2,264)	-	-	-	-
Stock-based compensation expense	-	-	676,418	-	-	-	676,418
Other comprehensive income	-	-	-	-	89,214	-	89,214
Net loss	-	-	-	-	-	(5,921,998)	(5,921,998)
Balance, June 29, 2024	115,648,510	$1,156,484	$394,032,205	$(103,127)	$1,323,344	$(396,625,247)	$(216,341)

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 28, 2025	June 29, 2024
Cash flows from operating activities:
Net loss	$(8,280,166)	$(38,470,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	444,861	332,155
Stock-based compensation	1,522,109	1,411,346
Loss on sale of property and equipment	58,818	—
Investment impairment net of unrealized gains	24,000	734,243
Gain on sale of equity investment	(300,000)	—
Income taxes	104,455	—
Foreign currency (gains) losses	(113,183)	38,633
Noncash provision for excess inventory	754,138	1,023,709
Accrued litigation damages	—	24,800,000
Changes in assets and liabilities:
Accounts receivable	2,333,500	2,994,914
Contract assets	241,431	(3,353,456)
Inventory	(1,200,455)	912,158
Prepaid expenses, other current assets and other assets	(619,672)	(857,448)
Accounts payable and accrued expenses	(2,173,477)	4,474,548
Accrued warranty	(541,259)	513,556
Contract liabilities and billings in excess of revenue earned	172,130	(738,047)
Net cash used in operating activities	(7,572,770)	(6,183,902)
Cash flows from investing activities:
Capital expenditures	(1,233,751)	(310,600)
Purchases of marketable securities	(15,156,585)	(1,119,012)
Proceeds from sale of marketable securities	33,960,226	5,250,066
Proceeds from sale of equity investment	300,000	—
Other assets	(2,483)	—
Net cash from investing activities	17,867,407	3,820,454
Cash flows from financing activities:
Issuance of common stock, net of costs	—	7,242,581
Settlements of restricted stock for tax withholding obligations	(89,657)	—
Net cash (used in) provided by financing activities	(89,657)	7,242,581
Effect of exchange rate changes on cash	4,210	3,029
Net increase in cash, cash equivalents and restricted cash	10,209,190	4,882,162
Cash, cash equivalents and restricted cash:
Beginning of period	15,210,120	6,210,685
End of period	$25,419,310	$11,092,847

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Kopin Corporation is a leading developer and provider of innovative display, and application-specific optical solutions sold as critical components and subassemblies for defense, enterprise, medical, and consumer products. Kopin’s portfolio includes microdisplays, display modules, eyepiece assemblies, image projection modules, and vehicle mounted and head-mounted display systems that incorporate ultra-small high-resolution Active Matrix Liquid Crystal displays (“AMLCD”), Ferroelectric Liquid Crystal on Silicon (“FLCoS”) displays, MicroLED displays (“µLED”) and Organic Light Emitting Diode (“OLED”) displays, a variety of optics, and low-power ASICs.

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of Kopin Corporation as of June 28, 2025 and for the three and six month periods ended June 28, 2025 and June 29, 2024 are unaudited and include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, as amended. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. As used in this report, the terms “we”, “us”, “our”, “Kopin” and the “Company” mean Kopin Corporation and its subsidiaries, unless the context indicates another meaning.

The condensed consolidated financial statements for the three and six month periods ended June 28, 2025 and June 29, 2024 include the accounts of Kopin Corporation and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $43.9 million and incurred net cash outflows from operations of $14.2 million for the year ended December 28, 2024. The Company incurred a net loss of $8.3 million for the six months ended June 28, 2025 and net cash outflows from operations of $7.6 million. The Company’s net cash outflows from operations were partially a result of funding its ongoing investments in research and development, which management plans to continue. In 2024, the Company sold 43.0 million shares of common stock and 4.0 million prefunded warrants for net proceeds of $33.9 million. As described in Note 14 Litigation, on April 22, 2024, a jury verdict was entered against the Company awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages. On May 22, 2024, the Company filed its Motion for Judgment as a Matter of Law or in the alternative for a New Trial, as well as two submissions arguing that the disgorgement and exemplary damages should not be awarded. That same day, BlueRadios filed motions seeking a permanent injunction prohibiting Kopin from selling any products that incorporate BlueRadios’ trade secrets, over $10.8 million in pre-judgment interest, and over $10.2 million in attorneys’ fees and costs. While no final judgment has been issued by the Court, the Court will take that recommendation under advisement and will rule in its final judgment on the final amount after briefing on the issues. Final briefings on the motions were made by the parties on October 29, 2024. As the Company is unable to conclude that a favorable outcome in this litigation is probable and due to the net losses and negative cash flows from operations, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of these financial statements.

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

The following table details the recurring fair value measurements of the Company’s financial assets:

		Fair Value Measurement at June 28, 2025:
	Total	Level 1	Level 2	Level 3
Cash equivalents	$20,168,080	$20,168,080	$—	$—
U.S. Government and agency backed securities	497,750	—	497,750	—
Certificates of deposit	2,420,127	—	2,420,127	—
Equity Investments	656,091	656,091	—	—
	$23,742,048	$20,824,171	$2,917,877	$—

		Fair Value Measurement at December 28, 2024:
	Total	Level 1	Level 2	Level 3
Cash equivalents	$12,438,130	$11,592,842	$845,288	$—
U.S. Government and agency backed securities	17,436,195	1,995,520	15,440,675	—
Certificates of deposit	4,483,463	—	4,483,463	—
Equity Investments	699,176	699,176	—	—
	$35,056,964	$14,287,538	$20,769,426	$—

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

Marketable Securities

The Company validates the fair market values of the financial instruments below by using a model that incorporates current interest rates and remaining term. The restricted cash balance at June 28, 2025 and December 28, 2024 is invested in a certificate of deposit and money market funds. The restricted cash balance that is invested in a certificate of deposit is classified as a Corporate debt available-for-sale marketable security. Investments in available-for-sale marketable securities are as follows at June 28, 2025 and December 28, 2024:

	Amortized Cost		Unrealized (Loss) Gain		Fair Value
	2025	2024	2025	2024	2025	2024
U.S. Government and agency backed securities	$500,006	$17,243,599	$(2,256)	$192,596	$497,750	$17,436,195
Corporate debt	2,420,048	4,480,096	79	3,367	2,420,127	4,483,463
Total	$2,920,054	$21,723,695	$(2,177)	$195,963	$2,917,877	$21,919,658

The contractual maturity of the Company’s marketable debt securities is as follows at June 28, 2025:

	Less than One year	One to Five years	Total
U.S. Government and agency backed securities	$497,750	$—	$497,750
Corporate debt	2,420,127	—	2,420,127

Equity Investments

Equity investments rarely traded or not quoted will generally have less (or no) pricing observability and a higher degree of judgment utilized in measuring fair value. Initial measurement of equity investments occurs when an observable price for the equity investment is available. The Company adopted the measurement alternative for equity investments without readily determinable fair values, which is often referred to as cost method investments, adjusted for changes in observable market transaction. As a result, these investments are revalued upon occurrence of an observable price change for similar investments and for impairments. As of June 28, 2025 and December 28, 2024, the carrying value of these equity investments was $2.9 million.

On January 5, 2023, the Company entered into a Technology License Agreement and an Asset Purchase Agreement (the “LST Agreements”) with Lightning Silicon Technology, Inc. (“LST”). Pursuant to the LST Agreements, the Company issued a license to LST for certain technology associated with its organic light emitting technology, transferred in-process development contracts with two customers and accounts receivables that the Company had previously determined were not collectible. The technology license agreement provides for Kopin to transfer certain patents to LST if LST achieves certain milestones, however upon transfer Kopin will receive a license to the technology. To the extent LST makes improvements to the technology licensed from Kopin, Kopin will receive a license for these improvements for certain markets. Kopin is not obligated to provide any additional funding support to LST. As consideration for the transaction, the Company received 18,000,000 common shares representing a 20.0% equity stake in LST. The Company has recorded its investment in LST at $0 as of June 28, 2025 and December 28, 2024. The Company receives a royalty based on unit sales of products that utilize the technology licensed. Royalty received to date has been de minimis. Drs. John Fan, the Company’s former President and CEO and former Chairman of the Board, Boryeu Tsaur, a former Executive Vice President of the Company and Hong Choi, the Company’s former Chief Technology Officer terminated their employment with the Company and became investors in and members of the management team of LST. Dr. Fan is the Founder of LST. As a result of this transaction, in 2022, the Company wrote off the two operating lease assets associated with facilities used for the development of the Company’s OLED products.

The Company has an equity interest in a Lenovo New Vision which it acquired through purchasing capital and contributing certain intellectual property. As of June 28, 2025, the Company owned an approximate 10% interest in this investment and the carrying value of this equity investment was $1.5 million at June 28, 2025 and December 28, 2024.

The Company has an investment in RealWear Inc. (RealWear) which had been valued at $2.5 million. In the second quarter of 2024, the Company reviewed the financial condition and an observable price point in an equity transaction, and as a result, recorded impairment charges of $0.7 million. In the fourth quarter of 2024, RealWear entered into a merger agreement and based upon the information provided, in the third quarter of 2024, the Company recorded an impairment charge of $1.1 million, reducing the value of the investment to $0.7 million. In the fourth quarter of 2024, RealWear completed its merger, subject to post closing events. The Company performed a valuation of the investment based on the merger agreement, available financial statements and projections, assumptions on the post-closing events and the resulting dilution, and 100% volatility, a risk-free interest rate of 4.5% and an expected term of one year and recorded a write up in the RealWear investment of $0.2 million. In the first quarter of 2025, the Company reviewed the financial condition and as a result, the Company recorded an impairment charge of less than $0.1 million. As of June 28, 2025, the carrying value of this investment was $0.9 million.

The Company has an equity investment in Solos Incorporation (“Solos Inc.”). The carrying value of this equity investment was $0.2 million at June 28, 2025 and December 28, 2024.

The Company has an equity investment in HMDmd. The carrying value of this equity investment was $0.3 million at June 28, 2025 and December 28, 2024.

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 28, 2025	December 28, 2024
Accounts receivable	$10,505,332	$12,925,654
Less — allowance for credit losses	(1,024,000)	(1,075,000)
Total	$9,481,332	$11,850,654

Changes to the allowance for credit losses for the six months ended June 28, 2025 were as follows:

Balance, December 28, 2024	$1,075,000
Reductions	$(51,000)
Balance, June 28, 2025	$1,024,000

5. INVENTORY

Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or net realizable value and consist of the following at June 28, 2025 and December 28, 2024:

	June 28, 2025	December 28, 2024
Raw materials	$4,144,067	$4,062,099
Work-in-process	1,150,925	1,244,484
Finished goods	1,390,233	827,513
Total	$6,685,225	$6,134,096

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

The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Non-vested restricted common stock	6,414,254	5,489,028	6,414,254	5,489,028
Stock options	591,366	—	591,366	—

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

On June 6, 2024, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to increase the number of authorized shares of the Company’s common stock, par value $0.01 per share, from 150,000,000 shares to 200,000,000 shares. On June 26, 2025, the Company’s shareholders approved an amendment to the Charter to increase the number of authorized shares of the Company’s common stock, par value $0.01 per share, from 200,000,000 shares to 275,000,000 shares.

As of June 28, 2025 and December 28, 2024, the Company had 10,000,000 pre-funded warrants outstanding with a $0.01 per share exercise price.

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

Restricted stock activity for the six month period ended June 28, 2025 was as follows:

	Shares	Weighted Average Grant Fair Value	Fair Value	Intrinsic Value
Non-vested at December 28, 2024	4,833,611	$1.19	$5,757,391	$6,718,720
Granted	2,797,864	1.37	$3,833,074	-
Forfeited	(639,376)	1.89	$(1,208,421)	-
Vested	(577,845)	1.61	$(930,330)	-
Non-vested at June 28, 2025	6,414,254	$1.16	$7,451,714	$9,942,094
Expected to vest	6,414,254

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock and stock options awards for the three and six months ended June 28, 2025 and June 29, 2024 (no tax benefits were recognized):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cost of product revenues	$86,569	$268,318	$226,006	$488,924
Research and development	124,345	117,086	242,065	260,909
Selling, general and administrative	536,803	291,014	1,054,038	661,513
Total	$747,717	$676,418	$1,522,109	$1,411,346

Unrecognized compensation expense for non-vested restricted common stock as of June 28, 2025 totaled $7.5 million and is expected to be recognized over a weighted average period of approximately two years.

Stock Options

During the three months ended March 29, 2025, an option award for 591,366 shares of the Company’s common stock was granted to the Chief Executive Officer. These options have a strike price of $1.76 and vest over a 4 year period. During the three and six months ended June 28, 2025, the Company recorded incremental stock-based compensation of less than $0.1 million, as a result of the granting of stock option awards. The remaining unrecognized compensation cost of is expected to be recognized over the remaining vesting period. The fair value of this options award was estimated using the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended	Six months ended
	June 28, 2025	June 28, 2025
Average risk-free interest rate	4.54%	4.54%
Expected dividend yield	None	None
Expected life (average, in years)	8.00	8.00
Expected volatility	85%	85%
Weighted average exercise price	$1.76	$1.76
Weighted average fair value	$1.16	$1.16

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

A summary of stock option activity for the period ended June 28, 2025 is as follows:

	Number of Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 28, 2024	—	$—	$—
Granted	591,366	$1.76
Outstanding as of June 28, 2025	591,366	$1.76	$—
Options exercisable as of December 28, 2024	—	$—	$—
Options exercisable as of June 28, 2025	591,366	$1.76	$—

On August 8, 2025, subject to closing conditions and regulatory approval, Kopin entered into certain strategic agreements (collectively, the “Agreements”) for an aggregate of $15 million strategic investment from Theon International Plc (“Theon”). Under the terms of the Agreements, Theon will acquire a 49% interest in Kopin’s subsidiary, Kopin Europe Ltd. for $8.0 million and the parties will enter into a licensing and development agreement and funding agreements relating to the joint development of military products. In addition, upon closing, Theon will purchase $7.0 million worth of shares of Series A Convertible Preferred Stock, par value $0.01 per share, of Kopin (the “Preferred Stock”). Each share of the Preferred Stock is convertible into shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”) at an initial fixed conversion price of $3.00 per share for Series A Convertible Preferred Stock of the Company. Kopin will have the ability to force the conversion of the Preferred Stock into common stock once Kopin’s common stock trades at $4.50 per share or higher for 10 Trading Days within a 30 consecutive Trading Day period, as defined in the agreements. The Preferred Stock will carry an annual dividend of at the base rate dividend rate of 4%, payable in cash and stock.

8. ACCRUED WARRANTY

The Company typically warrants its products against defect for 12 to 18 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue is recognized and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the six months ended June 28, 2025 were as follows:

Balance, December 28, 2024	$2,557,000
Additions	216,000
Settlements of warranty claims	(757,000)
Balance, June 28, 2025	$2,016,000

Extended Warranties

Deferred revenue represents the purchase of extended warranties by the Company’s customers. The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 15 months beyond the standard 12 to 18-month warranty. The Company classifies the current portion of deferred revenue under Other accrued liabilities in its condensed consolidated balance sheets. At June 28, 2025 and December 28, 2024, the Company had less than $0.1 million of deferred revenue related to extended warranties.

9. INCOME TAXES

The Company recorded a provision for income taxes of less than $0.1 million and approximately $0.1 million in the three and six months ended June 28, 2025, respectively. The Company recorded a provision for income taxes of $0 in the three and six months ended June 29, 2024. As of June 28, 2025, the Company has available for tax purposes U.S. federal net operating loss carryforwards (“NOLs”) of approximately $116.3 million expiring 2025 through 2037 and $111.5 million that have an unlimited carryover period. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of the realization of such assets. The Company recognizes both accrued interest and penalties related to its uncertain tax positions related to intercompany loan interest and potential transfer pricing exposure related to its foreign subsidiaries.

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (the “Act”), which introduced significant changes to the U.S. federal income tax code. The Act includes provisions affecting corporate tax rates on specified eligible income, timing of tax deductibility of depreciation, interest expense and research and development costs, and the taxation of foreign income. The effects of these changes will be recognized in the period that contains the effective date of the relevant change. We currently do not expect the Act to have a material impact on our financial statements. We will continue to evaluate the broader implications of the Act, including the potential effects of future regulatory guidance and interpretations. Additional adjustments may be required in periods subsequent to enactment as further information becomes available.

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

Contract liabilities consist of advance payments and billings in excess of revenue recognized for the contract.

Contract assets and contract liabilities consisted of the following:

	June 28, 2025	December 28, 2024	December 30, 2023
Current contract assets	$6,840,887	$7,074,020	$3,409,809
Current contract liabilities and billings in excess of revenue earned	(275,053)	(87,752)	(916,826)
Noncurrent contract liabilities	(5,570)	(7,465)	(23,198)

The $0.2 million decrease in the Company’s contract assets at June 28, 2025 as compared to December 28, 2024 was primarily due to a decrease in amounts earned from production of defense products.

The $0.2 million increase in the Company’s contract liabilities from December 28, 2024 to June 28, 2025 was primarily due to satisfaction of performance obligations that were paid in advance.

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

In the three and six months ended June 28, 2025, the Company recognized revenue of $0 and $0.1 million, respectively, related to its contract liabilities at December 28, 2024. In the three and six months ended June 29, 2024, the Company recognized revenue of $0.6 and $0.9 million, respectively, related to its contract liabilities at December 30, 2023.

The Company did not recognize impairment losses on its contract assets in the three or six months ended June 28, 2025, or the years ended December 28, 2024 or December 30, 2023.

Performance Obligations

The Company’s revenue recognition related to performance obligations that were satisfied at a point in time and over time were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Point in time	21%	13%	16%	19%
Over time	79%	87%	84%	81%

Remaining performance obligations represent the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of June 28, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations which the Company expects to recognize over the next 12 months was $21.1 million. The remaining performance obligations of $13.1 million represent amounts to be earned under government contracts, which are subject to cancellation.

11. LEASES

The Company enters into operating leases primarily for: real estate, including for manufacturing, engineering, research, administration and sales facilities, and information technology (“IT”) equipment. At June 28, 2025 and December 28, 2024, the Company did not have any finance leases. Approximately all of its future lease commitments, and related lease liability, relate to the Company’s real estate leases. Some of the Company’s leases include options to extend or terminate the lease.

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Operating lease cost	$224,256	$205,743	$442,397	$433,370

At June 28, 2025, the Company’s future lease payments under non-cancellable leases were as follows:

2025 (excluding the six months ended June 28, 2025)	$452,808
2026	901,471
2027	838,116
2028	243,548
2029	—
Total future lease payments	2,435,943
Less effects of discounting	(234,108)
Total	$2,201,835

The Company’s lease liabilities recognized in the Company’s condensed consolidated balance sheet at June 28, 2025 were as follows:

June 28, 2025
Operating lease liabilities–current	$765,559
Operating lease liabilities–noncurrent	1,436,276
Total lease liabilities	$2,201,835

Supplemental cash flow information related to leases was as follows:

	Six Months Ended	Six Months Ended
	June 28, 2025	June 29, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$443,133	$432,612

Other information related to leases was as follows:

	June 28, 2025	June 29, 2024
Weighted Average Discount Rate–Operating Leases	6.50%	6.79%
Weighted Average Remaining Lease Term–Operating Leases (in years)	2.8	3.6

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

The CODM assesses performance and decides how to allocate resources and make operating decisions based on revenues, loss from operations, and net loss that are reported on the Consolidated Statements of Operations. These metrics are also used to monitor budget versus actual results. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. Revenues, expenses, and assets requiring disclosure in accordance with ASC 280, Segment Reporting, are also included in the accompanying Condensed Consolidated Financial Statements. See the Condensed Consolidated Statements of Operations for the three and six months ended June 28, 2025 and June 29, 2024 and the Consolidated Balance Sheets as of June 28, 2025 and December 28, 2024, for details.

Total long-lived assets by country at June 28, 2025 and December 28, 2024 were:

Total Long-lived Assets (in thousands)	June 28, 2025	December 28, 2024
United States	$4,463	$4,153
United Kingdom	434	82
Total	$4,897	$4,235

The Company disaggregates its revenue from contracts with customers by geographic location and by display application, as it believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

During the three and six months ended June 28, 2025 and June 29, 2024, the Company derived its sales from the following geographies:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 28, 2025		June 29, 2024		June 28, 2025		June 29, 2024
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$8,184	97%	$11,556	93%	$18,236	96%	$20,740	92%
Other Americas	23	—	—	—	34	—	5	—
Total Americas	8,207	97	11,556	93	18,270	96	20,745	92
Asia - Pacific	118	1	578	5	376	2	1,249	6
Europe	130	2	202	2	347	2	375	2
Total Revenues	$8,455	100%	$12,336	100%	$18,993	100%	$22,369	100%

During the three and six months ended June 28, 2025 and June 29, 2024, the Company derived its sales from the following display applications:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Defense	$6,222	$10,439	$14,683	$18,672
Industrial	1,031	615	1,423	1,383
Medical	213	—	572	—
Consumer and other	32	—	50	25
R&D	908	1,170	2,145	2,070
License and royalties	49	112	120	219
Total Revenues	$8,455	$12,336	$18,993	$22,369

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

On September 30, 2019, the Company entered into an Asset Purchase Agreement (the “Solos Purchase Agreement”) with Solos Technology Limited (“Solos Technology”). Pursuant to the Solos Purchase Agreement, the Company sold and licensed to Solos Technology certain assets of its SolosTM (“Solos”) product line and WhisperTM Audio (“Whisper”) technology. As consideration for the transaction the Company received 1,172,000 common shares representing a 20.0% equity stake in Solos Technology’s parent company, Solos Incorporation (“Solos Inc.”). As of June 28, 2025 and December 28, 2024, the Company had $0 and less than $30,000, respectively, of receivables outstanding from Solos Technology.

As of December 28, 2024, the Company’s former Chairman and founder of Solos Inc., Dr. John C.C. Fan, has an investment in Solos Inc.

The Company has warrants to purchase shares of Preferred Stock of HMDmd. The fair value of the investment was determined to be $0.3 million as of June 28, 2025 and December 28, 2024.

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

As of June 28, 2025, the Company’s former Chairman and founder of Lightning Silicon Technology, Inc., Dr. John C.C. Fan, has an individual ownership interest of Lightning Silicon Technology Inc.

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

During the three and six months ended June 28, 2025 and June 29, 2024, the Company had the following transactions with related parties:

	Three Months Ended
	June 28, 2025		June 29, 2024
	Sales	Purchases	Sales	Purchases
RealWear, Inc.	$48,522	$—	$109,830	$10,550
HMDmd, Inc.	251,678	—	122,259	—
Vuzix Corp	—	—	—	4,955
Lightning Silicon Technology, Inc.	—	12,950	2,234	81,800
	$300,200	$12,950	$234,323	$97,305

	Six Months Ended
	June 28, 2025		June 29, 2024
	Sales	Purchases	Sales	Purchases
RealWear, Inc.	$120,462	$—	$217,140	$10,550
HMDmd, Inc.	699,585	—	222,259	—
Vuzix Corp	—	—	—	11,905
Lightning Silicon Technology, Inc.	—	51,800	2,234	164,200
	$820,047	$51,800	$441,633	$186,655

At June 28, 2025 and December 28, 2024, the Company had the following receivables and payables with related parties:

	June 28, 2025		December 28, 2024
	Receivables	Payables	Receivables	Payables
RealWear, Inc.	$120,462	$—	$94,884	$—
HMDmd, Inc.	407,945	—	279,150	—
Solos Technology	—	—	29,132	—
Lightning Silicon Technology, Inc.	—	—	1,228	72,500
	$528,407	$—	$404,394	$72,500

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

Revenues. For the three and six months ended June 28, 2025 and June 29, 2024, our revenues by display application, which include product sales and amounts earned from research and development contracts (“R&D”), were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Defense	$6,222	$10,439	$14,683	$18,672
Industrial	1,031	615	1,423	1,383
Medical	213	—	572	—
Consumer and other	32	—	50	25
R&D	908	1,170	2,145	2,070
License and royalties	49	112	120	219
Total Revenues	$8,455	$12,336	$18,993	$22,369

Sales of our products for Defense applications include systems used by the military both in the field and for training and simulation. The decrease in Defense applications revenues in the three months ended June 28, 2025 as compared to the three months ended June 29, 2024 was primarily due to a decrease in revenues from products used in thermal weapon sights and pilot helmets. The decrease in Defense applications revenues in the six months ended June 28, 2025 as compared to the six months ended June 29, 2024 was primarily due to a decrease in revenues from products used in thermal weapon sights and training and simulation which was partially offset by an increase in sales from products used in pilot helmets.

Industrial applications revenue represents customers who purchase our display products for use in 3D metrology equipment and headsets used for applications in manufacturing, distribution, and public safety. Our 3D metrology customers are primarily located in Asia and sell to Asian contract manufacturers who use the 3D metrology machines for quality control purposes. The increase in Industrial applications revenues for the three and six months ended June 28, 2025 as compared to the three months ended June 29, 2024 was primarily due to an increase in revenues from products used in a public safety application which was partially offset by a decline in products used for 3D automated optical inspection.

Medical revenues represent the initial shipments of head-mounted medical product.

Sales of our displays for Consumer applications are typically “one-off” purchases from companies or organizations using our products for research and development.

R&D revenues decreased in the three and six months ended June 28, 2025 as compared to the three and six months ended June 29, 2024 primarily due to decreases in funding for U.S. defense programs.

The decrease in license and royalty revenue in the three and six months ended June 28, 2025 as compared to the three and six months ended June 29, 2024 is due to a decrease in royalties earned under IP license agreements for industrial wearable headsets.

Our international revenues, which are primarily our sales of our products into the 3D AOI market and which comprise the majority of our Industrial sales category, represented 3% and 4% of total revenues for the three and six months ended June 28, 2025, respectively, and 7% and 8% of total revenues for the three and six months ended June 29, 2024, respectively. These sales are primarily made by Kopin Europe, Ltd. our wholly-owned Scottish subsidiary in Asian markets. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the British Pound Sterling (the functional currency of our U.K. subsidiary) and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” section below.

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for the three and six months ended June 28, 2025 and June 29, 2024 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands, except for percentages)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cost of product revenues	$7,072	$8,685	$14,701	$17,227
Cost of product revenues as a % of net product revenues	94%	79%	88%	86%

The increase in cost of product revenue as a percent of net product revenues for the three months ended June 28, 2025 as compared to the three months ended June 29, 2024 was due to decreased unit volume of revenue for the three months ended June 28, 2025 as compared to the three months ended June 29, 2024 which resulted in the under absorption of overhead which was partially offset by decreases in excess and obsolete reserves and warranty reserves. Cost of product revenues as a percentage of net product revenues for the six months ended June 28, 2025, as compared to the six months ended June 29, 2024 was essentially flat.

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

Research and Development. R&D expenses are incurred in support of internal display development programs and programs funded by agencies or prime contractors of the U.S. Government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. In fiscal year 2025, we expect our R&D expenditures to be related to our display products, overlay weapon sight modules and production automation. Funded and internal R&D expenses are combined in research and development expenses in the condensed consolidated statement of operations. R&D expenses for the three and six months ended June 28, 2025 and June 29, 2024 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Funded	$464	$655	$1,103	$1,475
Internal	1,481	1,185	2,958	2,465
Total research and development expense	$1,945	$1,840	$4,061	$3,940

Funded R&D expense for the three and six months ended June 28, 2025 decreased as compared to the three and six months ended June 29, 2024 primarily due to decreased spending on U.S. defense programs and programs previously in development are transitioning into production. Internal R&D expense increased due to an increase in internally developed technology focused on future process improvements.

Selling, General and Administrative. Selling, general and administrative (“S,G&A”) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses for the three and six months ended June 28, 2025 and June 29, 2024 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands, except for percentages)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Selling, general and administration expense	$4,899	$7,268	$9,600	$14,500
Selling, general and administration expense as a % of revenues	58%	59%	51%	65%

S,G&A decreased for the three and six months ended June 28, 2025 as compared to the three and six months ended June 29, 2024 primarily due to a decrease in legal fees partially offset by an increase in non-cash stock-based compensation.

Litigation Damages Litigation damages were accrued as of June 29, 2024 as a result of the April 22, 2024 jury verdict that was entered against the Company awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages.

Other Income, net. Other income, net, is primarily composed of interest income, foreign currency transactions, gains on fair value recording of investments and remeasurement gains and losses incurred by our U.K.-based subsidiary and other non-operating income items. Other income, net, for the three and six months ended June 28, 2025 and June 29, 2024 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Other income (expense), net	$347	$(466)	$1,193	$(372)

During the six months ended June 28, 2025, we sold an investment for a gain of approximately $0.3 million, respectively. Interest income increased approximately $0.1 million and $0.4 million for the three and six months ended June 28, 2025, respectively, as compared to the three and six months ended June 29, 2024. During the three and six months ended June 28, 2025, we recorded foreign currency gains of less than $0.1 million and approximately $0.1 million, respectively. During the three and six months ended June 29, 2024, we recorded foreign currency gains of less than $0.1 million and foreign currency losses of less than $0.1 million, respectively. Other income (expense), net includes $0 and $0.7 million of impairment losses on equity investments for the second quarter of 2025 and the second quarter of 2024, respectively.

Tax Provision. We recorded a provision for income taxes of less than $0.1 million and approximately $0.1 million in the three and six months ended June 28, 2025, respectively. We recorded a provision for income taxes of $0 in the three and six months ended June 29, 2024

Net Loss. We incurred net losses of $5.2 million and $8.3 million during the three and six months ended June 28, 2025, respectively, compared to net losses of $5.9 million and $38.5 million during the three and six months ended June 29, 2024, respectively. The decrease in net loss during the three months ended June 28, 2025 compared to the three months ended June 29, 2024 was primarily due to a decrease in legal fees. The decrease in the net loss during the six months ended June 28, 2025 compared to the six months ended June 29, 2024 was primarily due to accrued litigation damages and legal fees.

Liquidity and Capital Resources

At June 28, 2025 and December 28, 2024, we had cash and cash equivalents, including restricted cash, and marketable securities of $27.8 million and working capital of $11.2 million compared to $36.6 million and $18.9 million, respectively.

	Six Months Ended	Six Months Ended
	June 28, 2025	June 29, 2024
Net cash used for operating activities	$(7,572,770)	$(6,183,902)
Net cash from investing activities	17,867,407	3,820,454
Net cash (used in) provided by financing activities	(89,657)	7,242,581
Effect of exchange rate changes on cash	4,210	3,029
Increase in cash and equivalents	$10,209,190	$4,882,162

The increase in cash, cash equivalents, and restricted cash for the six months ended June 28, 2025 was primarily due to proceeds from the sales of marketable securities of $34.0 million partially offset by purchases of marketable securities of $15.2 million, cash used in operations of $7.6 million, capital expenditures of $1.2 million and proceeds from the sale of an equity investment of $0.3 million. The increase in cash, cash equivalents, and restricted cash for the three months ended June 29, 2024 was primarily due to proceeds from the sale of common stock of $7.2 million and marketable securities of $5.3 million partially offset by cash used in operations of $6.2 million, purchases of marketable securities of $1.1 million, and capital expenditures of $0.3 million. For the six months ended June 28, 2025, cash used in operating activities consisted of a net loss of $8.3 million and net cash used to fund changes in operating assets and liabilities of $1.8 million, which were partially offset by non-cash charges totaling $2.5 million, which was primarily related to stock-based compensation, depreciation, and inventory reserves. For the six months ended June 29, 2024, cash used in operating activities consisted of a net loss from operations of $38.5 million partially offset by net cash provided by changes in operating assets and liabilities of $3.9 million and non-cash charges totaling $28.3 million, which was primarily related to accrued litigation damages, stock-based compensation, inventory reserves, and depreciation. We expect that net cash used for or provided by operating activities to fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the timing of when we recognize revenue, and changes in components of working capital. Our cash and cash equivalents and liquidity could be adversely affected by any amounts that become payable in connection with any adverse results from any litigation we are, or may become, involved in.

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

At-the-market offerings

During the three months ended March 30, 2024, we sold 3,080,000 shares of common stock for gross proceeds of $7,466,755 (average of $2.42 per share) before deducting broker expenses paid by us of approximately $0.2 million, pursuant to our then effective At-The-Market Equity Offering Sales Agreement, dated as of March 5, 2021 (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”), as agent. The ATM Agreement terminated in the three months ended June 29, 2024. On January 24, 2025 we entered into a new At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated (“Stifel”), as agent, for the sale of up to $50 million of securities. Subsequent to June 28, 2025, the Company cannot use the ATM Agreement entered into on January 24, 2025 until such time the Company can utilize Form S-3.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of $43.9 million and net cash outflows from operations of $14.2 million for the fiscal year ended 2024. We incurred a net loss of $8.3 million for the six months ended June 28, 2025 and net cash outflows from operations of $7.6 million. In addition, we have experienced a significant decline in our cash and cash equivalents and marketable securities over the last several years, which was primarily a result of funding operating losses. As described in Note 14 Litigation, on April 22, 2024, the jury verdict was entered against us awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages. While no final judgment has been issued by the Court, the Court will take that recommendation under advisement and will rule in its final judgment on the final amount after briefing on the issues. We have argued that the damages, disgorgement and exemplary damages should be reduced or eliminated. Final briefing on the issued occurred on October 29, 2024. We are also considering the appeal of any award in a final judgment. The $5.1 million in damages and $19.7 million in disgorgement and exemplary damages were accrued for as of June 28, 2025 and December 28, 2024. We had $27.8 million of cash and cash equivalents, restricted cash, and marketable securities at June 28, 2025.

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

The following table presents the components of our cash, cash equivalents, restricted cash and marketable securities held in U.S. dollars as of the dates presented:

	June 28, 2025	December 28, 2024
Domestic locations	$27,688,029	$36,491,339
Foreign locations	33,617	56,984
Subtotal cash, cash equivalents, restricted cash and marketable securities held in U.S. dollars	27,721,646	36,548,323
Cash and cash equivalents held in other currencies and converted to U.S. dollars	115,541	81,455
Total cash, cash equivalents, restricted cash and marketable securities	$27,837,187	$36,629,778

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

Critical Accounting Estimates

Our critical accounting estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, as amended. There have been no material changes to our critical accounting policies and estimates since December 28, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 28, 2025, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 28, 2025, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 28, 2025, our disclosure controls and procedures were not effective as of June 28, 2025 due to the following material weaknesses which were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024, as amended and continue to exist as of June 28, 2025.

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

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in connection with the changes designed and implemented as a result of our remediation plan of the previously identified material weaknesses, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the six months ended June 28, 2025 that were not registered under the Securities Act.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended June 28, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.)
3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 30, 2025)

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 28, 2025 (Unaudited) and December 28, 2024, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 28, 2025 and June 29, 2024, (iii) Condensed Consolidated Statement of Comprehensive Loss (Unaudited) for the three and six months ended June 28, 2025 and June 29, 2024, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 28, 2025 and June 29, 2024, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 28, 2025 and June 29, 2024, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date: August 12, 2025	By:	/S/ MICHAEL MURRAY
Michael Murray
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

