Form 10-Q
period 2025-09-27
KOPIN CORP
filed 2025-11-12
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-19882

KOPIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2833935
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

125 North Drive, Westborough, MA	01581-3335
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 870-5959

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	KOPN	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 12, 2025
Common Stock, par value $0.01	182,513,346

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

Kopin Corporation

Part 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27, 2025	December 28, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,508,140	$14,160,120
Restricted cash	1,050,000	1,050,000
Marketable securities, at fair value	—	21,419,658
Accounts receivable, net of allowance of $1,009,000 and $1,075,000 in 2025 and 2024, respectively	6,357,343	11,850,654
Contract assets	9,948,216	7,074,020
Inventory	6,293,750	6,134,096
Prepaid expenses and other current assets	3,018,271	1,153,852
Total current assets	53,175,720	62,842,400
Property, plant and equipment, net	2,750,197	2,099,708
Operating lease right-of-use assets	2,015,472	2,134,898
Other assets	123,822	123,822
Equity investments	3,151,255	3,564,938
Total assets	$61,216,466	$70,765,766
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,125,584	$5,941,470
Accrued payroll and expenses	2,247,619	2,409,468
Accrued warranty	2,069,000	2,557,000
Contract liabilities	1,365,819	87,752
Operating lease liabilities	775,814	639,642
Accrued post-retirement benefits	40,000	40,000
Other accrued liabilities	1,623,656	685,946
Customer deposits	9,542	—
Accrued legal expenses	1,850,000	6,367,900
Deferred tax liabilities	465,403	414,118
Accrued litigation liability	19,700,000	24,800,000
Total current liabilities	36,272,437	43,943,296
Noncurrent contract liabilities and asset retirement obligations	378,453	358,292
Operating lease liabilities, net of current portion	1,230,109	1,479,976
Accrued post-retirement benefits, net of current portion	190,646	230,646
Other long-term liabilities, net of current portion	1,822,341	1,471,994
Total liabilities	39,893,986	47,484,204
Commitments and contingencies (Notes 13 and 14)
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; no shares issued and outstanding as of 2025 and 2024	—	—
Common stock, par value $0.01; 275,000,000 shares authorized, 163,299,258 issued, and 156,686,278 outstanding at September 27, 2025; 200,000,000 shares authorized, 161,264,507 issued, and 156,118,014 outstanding at December 28, 2024	1,571,180	1,564,308
Additional paid-in capital	424,708,822	422,087,837
Treasury stock (431,862 shares in 2025 and 312,882 shares in 2024, at cost)	(484,717)	(370,012)
Accumulated other comprehensive income	1,759,687	2,032,359
Accumulated deficit	(406,232,492)	(402,032,930)
Total stockholders’ equity	21,322,480	23,281,562
Total liabilities and stockholders’ equity	$61,216,466	$70,765,766

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenues:
Net product revenues	$10,693,734	$10,922,470	$27,422,055	$31,001,866
Research and development revenues	1,199,937	2,268,072	3,344,511	4,338,366
License and other revenues	68,754	129,066	189,234	348,440
Total revenues	11,962,425	13,319,608	30,955,800	35,688,672
Expenses:
Cost of product revenues	8,397,135	8,316,904	23,098,119	25,543,806
Research and development	2,502,988	2,596,649	6,564,345	6,537,065
Selling, general and administration	1,629,175	5,206,880	11,229,549	19,706,613
Litigation damages	(5,100,000)	—	(5,100,000)	24,800,000
Total expenses	7,429,298	16,120,433	35,792,013	76,587,484
Income (loss) from operations	4,533,127	(2,800,825)	(4,836,213)	(40,898,812)
Other (expense) income
Interest income	281,194	220,017	1,053,944	619,534
Other (expense) income	(77,312)	6,176	236,740	25,000
Loss on impairment of investments, net	(447,631)	(903,609)	(472,610)	(1,637,895)
Foreign currency transaction (losses) gains	(156,774)	142,899	(25,423)	86,618
Total other (expense) income, net	(400,523)	(534,517)	792,651	(906,743)
Income (loss) before provision for income taxes	4,132,604	(3,335,342)	(4,043,562)	(41,805,555)
Tax provision	(52,000)	(125,000)	(156,000)	(125,000)
Net income (loss)	$4,080,604	$(3,460,342)	$(4,199,562)	$(41,930,555)
Net income (loss) per share
Basic	$0.02	$(0.03)	$(0.03)	$(0.34)
Diluted	0.02	(0.03)	(0.03)	(0.34)
Weighted average number of common shares outstanding
Basic	166,618,201	124,318,056	166,362,609	121,944,597
Diluted	169,448,696	124,318,056	166,362,609	121,944,597

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF comprehensive loss

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income (loss)	$4,080,604	$(3,460,342)	$(4,199,562)	$(41,930,555)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	49,562	(25,035)	(103,228)	(24,795)
Unrealized holding gain (loss) on investments and marketable securities	71,780	18,236	(169,444)	109,046
Other comprehensive gain (loss), net of tax	121,342	(6,799)	(272,672)	84,251
Comprehensive income (loss)	$4,201,946	$(3,467,141)	$(4,472,234)	$(41,846,304)

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance, December 28, 2024	156,430,896	$1,564,308	$422,087,837	$(370,012)	$2,032,359	$(402,032,930)	$23,281,562
Stock-based compensation expense	-	-	774,392	-	-	-	774,392
Other comprehensive loss	-	-	-	-	(261,427)	-	(261,427)
Net loss	-	-	-	-	-	(3,113,533)	(3,113,533)
Balance, March 29, 2025	156,430,896	$1,564,308	$422,862,229	$(370,012)	$1,770,932	$(405,146,463)	$20,680,994
Vesting of restricted stock	577,845	5,778	(5,778)	-	-	-	-
Stock-based compensation expense	-	-	747,717	-	-	-	747,717
Other comprehensive loss	-	-	-	-	(132,587)	-	(132,587)
Restricted stock for tax withholding obligations	-	-	-	(89,657)	-	-	(89,657)
Net loss	-	-	-	-	-	(5,166,633)	(5,166,633)
Balance, June 28, 2025	157,008,741	$1,570,086	$423,604,168	$(459,669)	$1,638,345	$(410,313,096)	$16,039,834
Vesting of restricted stock	109,399	1,094	(1,094)	-	-	-	-
Stock-based compensation expense	-	-	1,105,748	-	-	-	1,105,748
Other comprehensive loss	-	-	-	-	121,342	-	121,342
Restricted stock for tax withholding obligations	-	-	-	(25,048)	-	-	(25,048)
Net income	-	-	-	-	-	4,080,604	4,080,604
Balance, September 27, 2025	157,118,140	$1,571,180	$424,708,822	$(484,717)	$1,759,687	$(406,232,492)	$21,322,480

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance, December 30, 2023	112,322,051	$1,123,220	$385,411,542	$(103,127)	$1,232,294	$(358,155,034)	$29,508,895
Vesting of restricted stock	20,064	200	(200)	-	-	-	-
Stock-based compensation expense	-	-	734,928	-	-	-	734,928
Other comprehensive income	-	-	-	-	1,836	-	1,836
Issuance of common stock, net of costs	3,080,000	30,800	7,211,781	-	-	-	7,242,581
Net loss	-	-	-	-	-	(32,548,215)	(32,548,215)
Balance, March 30, 2024	115,422,115	$1,154,220	$393,358,051	$(103,127)	$1,234,130	$(390,703,249)	$4,940,025

Vesting of restricted stock	226,395	2,264	(2,264)	-	-	-	-
Stock-based compensation expense	-	-	676,418	-	-	-	676,418
Other comprehensive income	-	-	-	-	89,214	-	89,214

Net loss	-	-	-	-	-	(5,921,998)	(5,921,998)
Balance, June 29, 2024	115,648,510	$1,156,484	$394,032,205	$(103,127)	$1,323,344	$(396,625,247)	$(216,341)
Vesting of restricted stock	1,070	11	(11)	-	-	-	-
Stock-based compensation expense	-	-	1,212,946	-	-	-	1,212,946
Issuance of common stock and pre-funded warrants, net of costs	37,609,400	376,094	24,821,010	(54)	-	-	25,197,050
Other comprehensive income	-	-	-	-	(6,799)	-	(6,799)
Net loss	-	-	-	-	-	(3,460,342)	(3,460,342)
Balance, September 28, 2024	153,258,980	$1,532,589	$420,066,150	$(103,181)	$1,316,545	$(400,085,589)	$22,726,514

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash flows from operating activities:
Net loss	$(4,199,562)	$(41,930,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	639,292	470,627
Stock-based compensation	2,627,857	2,624,292
Loss on disposal of property and equipment	38,500	—
Investment impairment net of unrealized gains	472,000	1,787,852
Gain on sale of equity investment	(300,000)	—
Income taxes	156,684	125,000
Foreign currency (gains) losses	31,349	(133,002)
Provision for credit losses	—	24,000
Noncash provision for excess inventory	925,402	1,502,468
Accrued litigation damages	(5,100,000)	24,800,000
Changes in assets and liabilities:
Accounts receivable	5,215,946	1,031,331
Contract assets	(2,874,195)	(5,074,336)
Inventory	(1,013,049)	(390,427)
Prepaid expenses, other current assets and other assets	(1,809,006)	(426,901)
Accounts payable and accrued expenses	(3,281,928)	3,106,567
Accrued warranty	(487,717)	514,321
Contract liabilities	1,275,224	(671,790)
Net cash used in operating activities	(7,683,203)	(12,640,553)
Cash flows from investing activities:
Capital expenditures	(1,340,364)	(320,873)
Purchases of marketable securities	(15,156,585)	(16,875,308)
Proceeds from sale of marketable securities	36,380,280	6,915,102
Proceeds from sale of equity investment	300,000	—
Other assets	122	(152,971)
Net cash from (used in) investing activities	20,183,453	(10,434,050)
Cash flows from financing activities:
Issuance of common stock and pre-funded warrants, net of costs	—	32,439,631
Payments of issuance costs	(40,000)	—
Settlements of restricted stock for tax withholding obligations	(114,706)	—
Net cash (used in) provided by financing activities	(154,706)	32,439,631
Effect of exchange rate changes on cash	2,476	4,880
Net increase in cash, cash equivalents and restricted cash	12,348,020	9,369,908
Cash, cash equivalents and restricted cash:
Beginning of period	15,210,120	6,210,685
End of period	$27,558,140	$15,580,593
Supplemental disclosure of cash flow information:
Unpaid equity issuance costs	$560,000	$—
Unpaid letter of credit debt issuance costs	460,000	—

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

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of Kopin Corporation as of September 27, 2025 and for the three and nine month periods ended September 27, 2025 and September 28, 2024 are unaudited and include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, as amended. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. As used in this report, the terms “we”, “us”, “our”, “Kopin” and the “Company” mean Kopin Corporation and its subsidiaries, unless the context indicates another meaning.

The condensed consolidated financial statements for the three and nine month periods ended September 27, 2025 and September 28, 2024 include the accounts of Kopin Corporation and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Liquidity

Inclusive within the issuance of the Company’s financial statements for the year ended December 28, 2024 and for the three and six months ended June 28, 2025, the Company experienced negative cash flow from operations and has had limited liquidity resources which had led management to conclude that there was substantial doubt about the Company’s ability to continue as a going concern. After the bond related to the Blue Radios, Inc. v. Kopin Corporation, Inc. judgment, as disclosed in Note 16. Subsequent Events, the Company was able to achieve sufficient financing from the PIPE so that liquidity, financial condition, and business projects will be funded. Therefore, management has concluded that the Company will be able to continue as a going concern for at least the next twelve months from the issuance of these financial statements.

2. ACCOUNTING STANDARDS

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU Number 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires more disaggregated income tax disclosures, including additional information in the rate reconciliation and additional disclosures about income taxes paid. ASU 2023-09 became effective for the Company for the fiscal year ending December 27, 2025. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on its consolidated financial statements and accompanying notes for the year ended December 27, 2025.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 changes the accounting for internal-use software under Accounting Standards Codification (“ASC”) 350-40. ASU 2025-06 clarifies when to begin capitalizing costs. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and accompanying notes.

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

The following table details the recurring fair value measurements of the Company’s financial assets:

		Fair Value Measurement at September 27, 2025:
	Total	Level 1	Level 2	Level 3
Cash equivalents	$246,000	$246,000	$—	$—
Certificates of deposit	500,000	—	500,000	—
Equity Investments	725,694	725,694	—	—
	$1,471,694	$971,694	$500,000	$—

		Fair Value Measurement at December 28, 2024:
	Total	Level 1	Level 2	Level 3
Cash equivalents	$12,438,130	$11,592,842	$845,288	$—
U.S. Government and agency backed securities	17,436,195	1,995,520	15,440,675	—
Certificates of deposit	4,483,463	—	4,483,463	—
Equity Investments	699,176	699,176	—	—
	$35,056,964	$14,287,538	$20,769,426	$—

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. There was $0.5 million of certificates of deposit included in restricted cash at September 27, 2025 and December 28, 2024.

Marketable Securities

The Company validates the fair market values of the financial instruments below by using a model that incorporates current interest rates and remaining term. The restricted cash balance at September 27, 2025 and December 28, 2024 is invested in a certificate of deposit and money market funds. The restricted cash balance that is invested in a certificate of deposit is classified as an available-for-sale marketable security. Investments in available-for-sale marketable securities are as follows at September 27, 2025 and December 28, 2024:

	Amortized Cost		Unrealized (Loss) Gain		Fair Value
	2025	2024	2025	2024	2025	2024
U.S. Government and agency backed securities	$—	$17,243,599	$—	$192,596	$—	$17,436,195
Certificates of deposit	500,000	4,480,096	—	3,367	500,000	4,483,463
Total	$500,000	$21,723,695	$—	$195,963	$500,000	$21,919,658

The contractual maturity of the Company’s marketable debt securities is as follows at September 27, 2025:

	Less than One year	One to Five years	Total
Certificates of deposit	$500,000	$—	$500,000

Equity Investments

Equity investments rarely traded or not quoted will generally have less (or no) pricing observability and a higher degree of judgment utilized in measuring fair value. Initial measurement of equity investments occurs when an observable price for the equity investment is available. The Company adopted the measurement alternative for equity investments without readily determinable fair values, which is often referred to as cost method investments, adjusted for changes in observable market transactions. As a result, these investments are revalued upon occurrence of an observable price change for similar investments and for impairments. As of September 27, 2025 and December 28, 2024, the carrying value of these equity investments was $2.4 million and $2.9 million, respectively.

The Company has an equity interest in a Lenovo New Vision which it acquired through purchasing capital and contributing certain intellectual property. As of September 27, 2025, the Company owned an approximate 10% interest in this investment and the carrying value of this equity investment was $1.5 million at September 27, 2025 and December 28, 2024.

The Company has an investment in RealWear Inc. (RealWear) which had been valued at $2.5 million as of fiscal year-end 2023. In the second quarter of 2024, the Company reviewed the financial condition and an observable price point in an equity transaction, and as a result, recorded impairment charges of $0.7 million. In the fourth quarter of 2024, RealWear entered into a merger agreement and based upon the information provided, in the third quarter of 2024, the Company recorded an impairment charge of $1.1 million, reducing the value of the investment to $0.7 million. In the fourth quarter of 2024, RealWear completed its merger, subject to post closing events. The Company performed a valuation of the investment based on the merger agreement, available financial statements and projections, assumptions on the post-closing events and the resulting dilution, and 100% volatility, a risk-free interest rate of 4.5% and an expected term of one year and recorded a write up in the RealWear investment of $0.2 million. In the first quarter of 2025, the Company reviewed the financial condition and as a result, the Company recorded an impairment charge of less than $0.1 million. In the third quarter of 2025, the Company performed a valuation of the investment based on the available financial statements and projections and the assumptions of 115% volatility, a risk-free interest rate of 3.79%, an expected term of six months and recorded an impairment charge of $0.4 million. As of September 27, 2025, the carrying value of this investment was $0.4 million.

The Company has an equity investment in Solos Incorporation (“Solos Inc.”). The carrying value of this equity investment was $0.2 million at September 27, 2025 and December 28, 2024.

The Company has an equity investment in HMDmd. The carrying value of this equity investment was $0.3 million at September 27, 2025 and December 28, 2024.

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	September 27, 2025	December 28, 2024
Accounts receivable	$7,366,343	$12,925,654
Less — allowance for credit losses	(1,009,000)	(1,075,000)
Total	$6,357,343	$11,850,654

Changes to the allowance for credit losses for the nine months ended September 27, 2025 and September 28, 2024 were as follows:

	September 27, 2025	September 28, 2024
Beginning balance	$1,075,000	$1,025,000
Additions	—	24,000
Reductions	(66,000)	(34,000)
Ending balance	$1,009,000	$1,015,000

5. INVENTORY

Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or net realizable value and consist of the following at September 27, 2025 and December 28, 2024:

	September 27, 2025	December 28, 2024
Raw materials	$3,993,564	$4,062,099
Work-in-process	1,039,629	1,244,484
Finished goods	1,260,557	827,513
Total	$6,293,750	$6,134,096

6. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period including the pre-funded warrants, less any unvested restricted shares. Diluted net income (loss) per share is calculated using weighted-average shares outstanding, including the pre-funded warrants, and contingently issuable shares, less weighted-average shares reacquired during the period. The net outstanding shares are adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s common stock equivalents, which consist of unvested restricted stock.

Weighted average common shares outstanding used to calculate earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Weighted average common shares outstanding-basic	166,618,201	124,318,056	166,362,609	121,944,597
Stock options and nonvested restricted common stock	2,830,495	—	—	—
Weighted average common shares outstanding-diluted	169,448,696	124,318,056	166,362,609	121,944,597

The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Non-vested restricted common stock	6,181,118	5,510,914	6,181,118	5,510,914
Stock options	—	—	591,366	—

7. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Registered sale of equity securities

On September 23, 2024, the Company sold 37,550,000 shares of common stock at a public offering price of $0.65 per share. In addition, in lieu of common stock to certain investors, the Company offered pre-funded warrants to purchase 4,000,000 shares of its common stock at a purchase price of $0.64 per pre-funded warrant, which equals the public offering price per share of the common stock less the $0.01 exercise price per share of each pre-funded warrant. The Company received gross proceeds of $27.0 million before deducting underwriting discounts and offering expenses paid by the Company of $1.8 million. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 6,232,500 shares of common stock at the public offering price, less underwriting discounts and commissions. On September 30, 2024, the Company sold 2,405,000 shares of common stock and received gross proceeds of approximately $1.6 million.

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

As of September 27, 2025 and December 28, 2024, the Company had 10,000,000 pre-funded warrants outstanding with a $0.01 per share exercise price.

Non-Vested Restricted Common Stock

The fair value of non-vested restricted common stock awards is generally the market value of the Company’s common stock on the date of grant. The non-vested restricted common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for periods ranging from one to five years (the vesting period) and in certain cases also require meeting specific performance criteria. For non-vested restricted common stock awards that solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the requisite service period. For non-vested restricted common stock awards that require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the anticipated service period. If the performance criteria are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed.

Restricted stock activity for the nine month period ended September 27, 2025 was as follows:

	Shares	Weighted Average Grant Fair Value	Fair Value	Intrinsic Value
Non-vested at December 28, 2024	4,833,611	$1.19	$5,757,391	$6,718,720
Granted	3,197,864	1.75	5,596,262	-
Forfeited	(1,163,113)	1.62	(1,884,243)	-
Vested	(687,244)	1.53	(1,051,483)	-
Non-vested at September 27, 2025	6,181,118	$1.36	$8,417,927	$14,092,949
Expected to vest	6,050,629

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock and stock options awards for the three and nine months ended September 27, 2025 and September 28, 2024 (no tax benefits were recognized):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Cost of product revenues	$164,502	$368,312	$390,508	$857,236
Research and development	160,647	308,792	402,712	569,701
Selling, general and administrative	780,599	535,842	1,834,637	1,197,355
Total	$1,105,748	$1,212,946	$2,627,857	$2,624,292

Unrecognized compensation expense for non-vested restricted common stock as of September 27, 2025 totaled $8.4 million and is expected to be recognized over a weighted average period of approximately two years.

Stock Options

During the three months ended March 29, 2025, an option award for 591,366 shares of the Company’s common stock was granted to the Chief Executive Officer. These options have a strike price of $1.76 and vest over a 4 year period. During the three and nine months ended September 27, 2025, the Company recorded incremental stock-based compensation of less than $0.1 million and $0.1 million, respectively, as a result of the granting of stock option awards. The remaining unrecognized compensation cost of is expected to be recognized over the remaining vesting period. The fair value of this options award was estimated using the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended	Nine Months Ended
	September 27, 2025	September 27, 2025
Average risk-free interest rate	4.54%	4.54%
Expected dividend yield	None	None
Expected life (average, in years)	8.00	8.00
Expected volatility	85%	85%
Weighted average exercise price	$1.76	$1.76
Weighted average fair value	$1.16	$1.16

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

A summary of stock option activity for the period ended September 27, 2025 is as follows:

	Number of Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 28, 2024	—	$—	$—
Granted	591,366	$1.76
Outstanding as of September 27, 2025	591,366	$1.76	$307,510

Options exercisable as of September 27, 2025	73,921	$1.76	$38,439

8. ACCRUED WARRANTY

The Company typically warrants its products against defect for 12 to 18 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue is recognized and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the nine months ended September 27, 2025 and September 28, 2024 were as follows:

	September 27, 2025	September 28, 2024
Beginning balance	$2,557,000	$2,160,000
Additions	426,000	700,000
Settlements of warranty claims	(914,000)	(185,000)
Ending balance	$2,069,000	$2,675,000

Extended Warranties

Deferred revenue represents the purchase of extended warranties by the Company’s customers. The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 15 months beyond the standard 12 to 18-month warranty. The Company classifies the current portion of deferred revenue under Other accrued liabilities in its condensed consolidated balance sheets. At September 27, 2025 and December 28, 2024, the Company had less than $0.1 million of deferred revenue related to extended warranties.

9. INCOME TAXES

The Company recorded a provision for income taxes of less than $0.1 million and approximately $0.2 million in the three and nine months ended September 27, 2025, respectively. The Company recorded a provision for income taxes of $0.1 million in the three and nine months ended September 28, 2024. As of September 27, 2025, the Company has available for tax purposes U.S. federal net operating loss carryforwards (“NOLs”) of approximately $116.3 million expiring 2025 through 2037 and $111.5 million that have an unlimited carryover period. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of the realization of such assets. The Company recognizes both accrued interest and penalties related to its uncertain tax positions related to intercompany loan interest and potential transfer pricing exposure related to its foreign subsidiaries.

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

10. REVENUE RECOGNITION AND CONTRACT ASSETS AND LIABILITIES

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

In situations where control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The Company generally uses an input method using the cost-to-cost approach to measure the extent of progress towards completion of the performance obligation for its contracts because the Company believes it best depicts the transfer of assets to the customer. Under the cost-to-cost measure approach, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation which requires management to use significant assumptions and judgments. Revenues are recorded proportionally as costs are incurred.

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

Contract liabilities consist of advance payments and billings in excess of revenue recognized for the contract.

Contract assets and contract liabilities consisted of the following:

	September 27, 2025	December 28, 2024	December 30, 2023
Current contract assets	$9,948,216	$7,074,020	$3,409,809
Current contract liabilities and billings in excess of revenue earned	(1,365,819)	(87,752)	(916,826)
Noncurrent contract liabilities	(4,622)	(7,465)	(23,198)

The $2.9 million increase in the Company’s contract assets at September 27, 2025 as compared to December 28, 2024 was primarily due to an increase in amounts earned from production of defense products under contracts that recognize revenue over time.

The $1.3 million increase in the Company’s contract liabilities from December 28, 2024 to September 27, 2025 was primarily due to an increase in billings in excess of revenues earned on the Company’s research and development contracts.

The Company records contract assets or contract liabilities on a contract-by-contract basis. The Company records a contract asset for unbilled revenue when the Company’s performance exceeds amounts billed. The Company classifies the contract asset as current based on the expected timing of the Company’s right to bill under the terms of the contract, which the Company expects to be able to bill for within one year.

Contract liabilities consist of payments received in advance of product shipment. The liability is removed with shipment of the product.

In the three and nine months ended September 27, 2025, the Company recognized revenue of $0 and $0.1 million, respectively, related to its contract liabilities at December 28, 2024. In the three and nine months ended September 28, 2024, the Company recognized revenue of less than $0.1 and $0.9 million, respectively, related to its contract liabilities at December 30, 2023.

The Company did not recognize impairment losses on its contract assets in the three or nine months ended September 27, 2025, or the years ended December 28, 2024 or December 30, 2023.

Performance Obligations

The Company’s revenue recognition related to performance obligations that were satisfied at a point in time and over time were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Point in time	9%	11%	13%	16%
Over time	91%	89%	87%	84%

Remaining performance obligations represent the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of September 27, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations which the Company expects to recognize over the next 12 months was $39.1 million. The remaining performance obligations expected to be recognized beyond 12 months of $8.2 million represent amounts to be earned under government contracts, which are subject to cancellation.

11. LEASES

The Company enters into operating leases primarily for: real estate, including for manufacturing, engineering, research, administration and sales facilities, and information technology (“IT”) equipment. At September 27, 2025 and December 28, 2024, the Company did not have any finance leases. Approximately all of its future lease commitments, and related lease liability, relate to the Company’s real estate leases. Some of the Company’s leases include options to extend or terminate the lease.

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Operating lease cost	$226,461	$218,348	$668,858	$651,718

At September 27, 2025, the Company’s future lease payments under non-cancellable leases were as follows:

2025 (excluding the nine months ended September 27, 2025)	$225,099
2026	897,570
2027	834,215
2028	242,573
2029	—
Total future lease payments	2,199,457
Less effects of discounting	(193,534)
Total	$2,005,923

The Company’s lease liabilities recognized in the Company’s condensed consolidated balance sheet at September 27, 2025 were as follows:

September 27, 2025
Operating lease liabilities–current	$775,814
Operating lease liabilities–noncurrent	1,230,109
Total lease liabilities	$2,005,923

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$668,636	$649,276

Other information related to leases was as follows:

	September 27, 2025	September 28, 2024
Weighted Average Discount Rate–Operating Leases	6.52%	6.80%
Weighted Average Remaining Lease Term–Operating Leases (in years)	2.48	3.38

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

The CODM assesses performance and decides how to allocate resources and make operating decisions based on revenues, income (loss) from operations, and net income (loss) that are reported on the Consolidated Statements of Operations. These metrics are also used to monitor budget versus actual results. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. Revenues, expenses, and assets requiring disclosure in accordance with ASC 280, Segment Reporting, are also included in the accompanying Condensed Consolidated Financial Statements. See the Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2025 and September 28, 2024 and the Consolidated Balance Sheets as of September 27, 2025 and December 28, 2024, for details.

Total long-lived assets by country at September 27, 2025 and December 28, 2024 were:

Total Long-lived Assets (in thousands)	September 27, 2025	December 28, 2024
United States	$4,390	$4,153
United Kingdom	376	82
Total	$4,766	$4,235

The Company disaggregates its revenue from contracts with customers by geographic location and by display application, as it believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

During the three and nine months ended September 27, 2025 and September 28, 2024, the Company derived its sales from the following geographies:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 27, 2025		September 28, 2024		September 27, 2025		September 28, 2024
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$11,547	97%	$12,612	95%	$29,784	96%	$33,352	93%
Other Americas	—	—	—	—	34	—	5	—
Total Americas	11,547	97	12,612	95	29,818	96	33,357	93
Asia - Pacific	278	2	382	3	654	2	1,632	5
Europe	137	1	326	2	484	2	700	2
Total Revenues	$11,962	100%	$13,320	100%	$30,956	100%	$35,689	100%

During the three and nine months ended September 27, 2025 and September 28, 2024, the Company derived its sales from the following display applications:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Defense	$9,934	$10,434	$24,618	$29,095
Industrial	749	489	2,172	1,883
Medical	1	—	574	—
Consumer and other	9	—	58	25
R&D	1,200	2,268	3,345	4,338
License and royalties	69	129	189	348
Total Revenues	$11,962	$13,320	$30,956	$35,689

13. COMMITMENTS AND CONTINGENCIES

The Company is subject to the possibility of loss contingencies arising in the ordinary course of business. Management considers the likelihood of loss related to an asset, or the incurrence of a liability, as well as its ability to reasonably estimate the amount of the loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired, or a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required. See Note 16. Subsequent Events for supersedeas bond and letter of credit entered into in October 2025 in relation to the BlueRadios, Inc. v. Kopin Corporation, Inc judgment.

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On July 30, 2019, the Court granted Kopin partial summary judgment on BlueRadios’ claim for breach of a contractual obligation to pay a $35,000 monthly retainer. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. On August 3, 2022, the Court granted the Company’s Motion for Partial Summary Judgment by dismissing counts 3, 6, 7, the claim for punitive damages under count 2, and count 8 as it relates to patent applications and by denying the motion as it relates to counts 1, 4, and 5, and the remainder of counts 2 and 8. The Court also ordered discovery reopened for certain limited purposes. A trial date was set by the Court for January 22, 2024 to February 5, 2024 but then re-scheduled for March 20, 2024 to April 16, 2024. On Monday, April 22, 2024, after a four week trial, a jury verdict was entered finding for BlueRadios and awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages. While no final judgment has been issued by the Court, the Court will take that recommendation under advisement and will rule in its final judgment on the final amount after post-trial briefing. On May 22, 2024, the Company filed its Motion for Judgment as a Matter of Law or in the alternative for a New Trial, as well as two submissions arguing that the disgorgement and exemplary damages should not be awarded. That same day, BlueRadios filed motions seeking a permanent injunction prohibiting Kopin from selling any products that incorporate BlueRadios’ trade secrets, over $10.8 million in pre-judgment interest, and over $10.2 million in attorneys’ fees and costs. Briefing on those issues concluded on June 26, 2024. On September 25, 2024, the Company filed a supplemental brief on issue preclusion arguing that BlueRadios’ claims were untimely because of findings of fact made in BlueRadios, Inc. v. Hamilton, Brook, Smith & Reynolds, P.C., No. 1:21-cv-10488-DJC, ECF 268 (D. Mass. Sept. 18, 2024). That supplemental briefing concluded on October 29, 2024.

On September 5, 2025, a post-trial order was entered in the U.S. District Court for the District of Colorado in the matter of BlueRadios, Inc. v. Kopin Corporation, Inc. finding for the plaintiff, BlueRadios, Inc. and awarding approximately $19.7 million in damages but denying a permanent injunction and prejudgment interest. In the second quarter of 2024, the Company had estimated and accrued $24.8 million in probable and reasonably estimable damages for this matter. As a result of the post-trial order, the Company reduced the accrual to $19.7 million and recognized a benefit of $5.1 million for the reduction in the accrual in the condensed consolidated Statements of Operations for the three and nine months ended September 27, 2025. On October 2, 2025, the Company posted a supersedeas bond for the amount of $23.0 million which consisted of the $19.7 million judgement, legal expenses, and interest that would accrue over the expected term of the appeal. To post the bond the Company entered into loan agreements (the “Agreements”) with its bank which provides the bank with a security interest in the $23.0 million plus $1.15 million in fees for a total of $24.2 million the Company deposited with the bank. This $24.2 million is to be classified as Restricted Cash. The bank then issued a Letter of Credit (LOC) to a surety company who then issued the bond to the court. The Agreement provides for standard representations and warranties and allows the bank to use the $23.0 million to satisfy the LOC in the event the LOC is called. On October 7, 2025 Kopin Corporation (Kopin or the Company) filed an appeal of the $19.7 million judgement against the Company in the matter of Blue Radios Inc. v. Kopin Corporation. As of September 27, 2025, the Company has accrued $19.7 million for the judgment within Accrued litigation liability and has accrued approximately $0.1 million in related interest within Other accrued liabilities.

On September 26, 2025, the Company and its lawyers entered into a Mutual Release agreement (the “Release”) in which accrued legal expenses in connection with the BlueRadios litigation were resolved. The release reduced unpaid accrued legal expenses by $3.3 million to $1.9 million as of September 27, 2025. The reduction in accrued legal fees is included within selling, general and administration in the Company’s condensed consolidated financial statements for the three and nine months ended September 27, 2025.

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

On September 30, 2019, the Company entered into an Asset Purchase Agreement (the “Solos Purchase Agreement”) with Solos Technology Limited (“Solos Technology”). Pursuant to the Solos Purchase Agreement, the Company sold and licensed to Solos Technology certain assets of its SolosTM (“Solos”) product line and WhisperTM Audio (“Whisper”) technology. As consideration for the transaction the Company received 1,172,000 common shares representing a 20.0% equity stake in Solos Technology’s parent company, Solos Incorporation (“Solos Inc.”). As of September 27, 2025 and December 28, 2024, the Company had $0 and approximately $30,000, respectively, of receivables outstanding from Solos Technology.

As of December 28, 2024, the Company’s former Chairman and founder of Solos Inc., Dr. John C.C. Fan, has an investment in Solos Inc.

The Company has warrants to purchase shares of Preferred Stock of HMDmd. The fair value of the investment was determined to be $0.3 million as of September 27, 2025 and December 28, 2024.

On January 5, 2023, the Company entered into a Technology License Agreement and an Asset Purchase Agreement (the “LST Agreements”) with Lightning Silicon Technology, Inc (“LST”). Pursuant to the LST Agreements, the Company issued a license to LST for certain technology associated with our Organic Light Emitting Technology, transferred in-process development contracts with two customers and accounts receivables that the Company had previously determined were not collectible. As consideration for the transaction, the Company received 18,000,000 common shares representing a 20.0% equity stake in LST. The Technology License agreement provides for Kopin to transfer certain patents to Lightning Silicon if they achieve certain milestones, however upon transfer Kopin will receive a license to the technology. The Company also receives a royalty based on unit sales of products that utilize the technology licensed. In the third quarter of 2025, LST ceased operations.

As of September 27, 2025, the Company’s former Chairman and founder of Lightning Silicon Technology, Inc., Dr. John C.C. Fan, has an individual ownership interest of Lightning Silicon Technology Inc.

On September 6, 2022, John C.C. Fan, the Company’s then President and Chief Executive Officer and Chairman of the Company’s Board of Directors, resigned as President and CEO. Under the terms of his previous employment agreement Dr. Fan received $750,000 of severance payments for the fiscal years 2024 and 2023. In addition, Dr. Fan has received $40,000 for medical benefits for each fiscal year since 2023, and he (or his spouse) will receive $40,000 through 2032.

During the three and nine months ended September 27, 2025 and September 28, 2024, the Company had the following transactions with related parties:

	Three Months Ended
	September 27, 2025		September 28, 2024
	Sales	Purchases	Sales	Purchases
RealWear, Inc.	$68,754	$—	$94,854	$—
HMDmd, Inc.	1,370	—	76,918	—
Solos Technology	—	—	33,288	—
Lightning Silicon Technology, Inc.	—	65,000	924	6,650
	$70,124	$65,000	$205,984	$6,650

	Nine Months Ended
	September 27, 2025		September 28, 2024
	Sales	Purchases	Sales	Purchases
RealWear, Inc.	$189,216	$—	$311,994	$10,550
HMDmd, Inc.	700,955	—	299,177	—
Vuzix Corp	—	—	—	11,905
Solos Technology	—	—	33,288	—
Lightning Silicon Technology, Inc.	—	116,800	3,158	170,850
	$890,171	$116,800	$647,617	$193,305

At September 27, 2025 and December 28, 2024, the Company had the following receivables and payables with related parties:

	September 27, 2025		December 28, 2024
	Receivables	Payables	Receivables	Payables
RealWear, Inc.	$68,754	$—	$94,884	$—
HMDmd, Inc.	—	—	279,150	—
Solos Technology	—	—	29,132	—
Lightning Silicon Technology, Inc.	—	—	1,228	72,500
	$68,754	$—	$404,394	$72,500

16. SUBSEQUENT EVENTS

On September 29, 2025, the Company announced that it has entered into a securities purchase agreement (the “Purchase Agreement”) for a private investment in public equity financing (the “PIPE”) for 19,545,950 shares of its common stock, par value $0.01 per share (the “Shares”). The net proceeds to the Company from the offering are $38.1 million, after deducting placement agent fees and commissions and estimated offering expenses payable by the Company. The transaction was consummated on September 30, 2025.

As described in Note 14. Litigation, on September 5, 2025, a post-trial order was entered in the U.S. District Court for the District of Colorado in the matter of BlueRadios, Inc. v. Kopin Corporation, Inc. finding for the plaintiff, BlueRadios, Inc. and awarding approximately $19.7 million in damages but denying a permanent injunction and prejudgment interest. In the second quarter of 2024, the Company had estimated and accrued $24.8 million in probable and reasonably estimable damages for this matter. As a result of the post-trial order, the Company reduced the accrual to $19.7 million and recognized a benefit of $5.1 million for the reduction in the accrual in the condensed consolidated Statements of Operations for the three and nine months ended September 27, 2025. On October 2, 2025, the Company posted a supersedeas bond for the amount of $23.0 million which consisted of the $19.7 million judgement, legal expenses, and interest that would accrue over the expected term of the appeal. To post the bond the Company entered into loan agreements (the “Agreements”) with its bank which provides the bank with a security interest in the $23.0 million the Company deposited with the bank. This $23.0 million is to be classified as Restricted Cash. The bank then issued a Letter of Credit (LOC) to a surety company who then issued the bond to the court. The Agreement provides for standard representations and warranties and allows the bank to use the $23.0 million to satisfy the LOC in the event the LOC is called. As of September 27, 2025, the Company has accrued $19.7 million for the judgment within Accrued litigation liability and has accrued approximately $0.1 million in related interest within Other accrued liabilities. On October 7, 2025, the Company filed an appeal of the $19.7 million judgement against the Company in the matter of Blue Radios Inc. v. Kopin Corporation.

On October 16, 2025, a $15 million strategic investment from Theon International Plc (“Theon”) had been completed. Under the terms of the Agreements, Theon acquired a 49% interest in Kopin’s subsidiary, Kopin Europe Ltd. for $8.0 million and the parties entered into a licensing and development agreement and funding agreements relating to the joint development of military products. In addition, Theon purchased 1,000 shares of Series A Convertible Preferred Stock of the Company, par value $0.01 per share (the “Preferred Stock”), for $7,000 per share for total proceeds of $7.0 million. Each share of the Preferred Stock is convertible into shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”) at an initial fixed conversion price of $3.00 per share, pursuant to the terms of the Certificate of Designation for Series A Convertible Preferred Stock of the Company (the “Certificate of Designations”). Kopin will have the ability to force the conversion of the preferred stock into common stock once Kopin’s common stock trades at $5.50 per share or higher for 10 Trading Days (as defined in the Certificate of Designation) within a 30 consecutive Trading Day period. The Preferred Stock will carry an annual dividend of at the base rate dividend rate of 4%, 2% payable in cash and 2% payable in stock.

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

We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. Such factors may be in addition to the risks described in Part I, Item 1A. “Risk Factors;” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and other parts of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, as amended. These factors include: our ability to source semiconductor components and other raw materials used in the manufacturing of our products amidst continued intermittent shortages, including from new and alternative suppliers; our ability to prosecute and defend our proprietary technology aggressively or successfully; our ability to recruit and retain personnel with experience and expertise relevant to our business; our ability to invest in research and development to achieve profitability even during periods when we are not profitable; any disruptions or delays in our supply chains, particularly with respect to semiconductor components, whether resulting from regional or global geopolitical developments, changes imposed by the new U.S. presidential administration, the current U.S. government shutdown, or otherwise; costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation; our ability to continue to introduce new products in our target markets; our ability to generate revenue growth and positive cash flow, and reach profitability; the strengthening of the U.S. dollar and its effects on the price of our products in foreign markets; the impact of new regulations and customer demands relating to conflict minerals; our ability to obtain a competitive advantage in the wearable technologies market through our extensive portfolio of patents, trade secrets and non-patented know-how; our ability to grow within our targeted markets; the importance of small form factor displays in the development of defense, consumer, and industrial products such as thermal weapon sights, safety equipment, virtual and augmented reality gaming, training and simulation products and metrology tools; the suitability of our properties for our needs for the foreseeable future; and our need to achieve and maintain positive cash flow and profitability.

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

Revenues. For the three and nine months ended September 27, 2025 and September 28, 2024, our revenues by display application, which include product sales and amounts earned from research and development contracts (“R&D”), were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Defense	$9,934	$10,434	$24,618	$29,095
Industrial	749	489	2,172	1,883
Medical	1	—	574	—
Consumer and other	9	—	58	25
R&D	1,200	2,268	3,345	4,338
License and royalties	69	129	189	348
Total Revenues	$11,962	$13,320	$30,956	$35,689

Sales of our products for Defense applications include systems used by the military both in the field and for training and simulation. The decrease in Defense applications revenues in the three months ended September 27, 2025 as compared to the three months ended September 28, 2024 was primarily due to a decrease in revenues from products used in pilot helmets and training and simulation which was partially offset by an increase in sales from products used in thermal weapon sights. The decrease in Defense applications revenues in the nine months ended September 27, 2025 as compared to the nine months ended September 28, 2024 was primarily due to a decrease in revenues from products used in thermal weapon sights, training and simulation, and pilot helmets.

Industrial applications revenue represents customers who purchase our display products for use in 3D automated optical inspection (“3DAOI”) equipment and head-mounted displays used for applications in public safety. The increase in Industrial applications revenues for the three and nine months ended September 27, 2025 as compared to the three months ended September 28, 2024 was primarily due to an increase in revenues from products used in a public safety application which was partially offset by a decline in products used for 3D automated optical inspection. We have launched a new product for the 3DAOI and our ability to compete in this market will rely upon acceptance of this product which we are unable to forecast.

Medical revenues in 2025 represent the initial shipments of a head-mounted medical product. There were minimal revenues from the sales of this product in the third quarter of 2025 as the products sold in the first six months of 2025 are being evaluated by ultimate customers.

Sales of our displays for Consumer applications are typically “one-off” purchases from companies or organizations using our products for research and development.

R&D revenues decreased in the three and nine months ended September 27, 2025 as compared to the three and nine months ended September 28, 2024 primarily due to decreases in funding for U.S. defense programs. We were awarded a $15.4 million Other Transaction Agreement (“OTA”) from the Office of the Secretary of War (“OSW”) through the U.S. Army Contracting Command (“ACC”) under the Industrial Base Analysis and Sustainment (“IBAS”) program. This contract is for the development of ultra-bright, full-color MicroLED displays optimized for ground soldier augmented reality (“AR”) applications. As a result of this contract and other contracts we have received, we believe funded research and development revenues will increase in fiscal year 2026 as compared to fiscal year 2025. This belief is based on assumption of meeting required milestones in these contracts which may be delayed or not met which can affect the timing of revenue recognition.

The decrease in license and royalty revenue in the three and nine months ended September 27, 2025 as compared to the three and nine months ended September 28, 2024 is due to a decrease in royalties earned under IP license agreements for industrial wearable headsets.

Our international revenues, which are primarily our sales of our products into the 3D AOI market and which comprise the majority of our Industrial sales category, represented 3% and 4% of total revenues for the three and nine months ended September 27, 2025, respectively, and 5% and 7% of total revenues for the three and nine months ended September 28, 2024, respectively. These sales are primarily made by Kopin Europe, Ltd. (“KEL”) our then wholly-owned Scottish subsidiary as of September 27, 2025 in Asian markets. In October 2025, we sold a 49% interest in KEL to Theon. We expect to expand the operations of KEL through the development of new products. We are unable to forecast when the products would be available, if successfully developed, to generate revenue. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the British Pound Sterling (the functional currency of our U.K. subsidiary) and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” section below.

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for the three and nine months ended September 27, 2025 and September 28, 2024 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands, except for percentages)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Cost of product revenues	$8,397	$8,317	$23,098	$25,544
Cost of product revenues as a % of net product revenues	79%	76%	84%	82%

The cost of product revenues as a percentage of net product revenues for the three and nine months ended September 27, 2025, as compared to the three and nine months ended September 28, 2024 increased due to higher costs to manufacture training and simulation products and 3DAOI products which was partially offset by improved efficiency in making products for thermal weapon sights. The increase in cost to manufacture training and simulation and 3DAOI products is due to lower volumes which results in a higher fixed cost per unit.

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

The issues associated with the global shortage of semiconductor circuit chips and other raw materials decreased in 2025 as compared to 2024. However, we have identified several semiconductor components which continue to have long lead delivery times. We continue to search for and procure all necessary components from our current vendors and new alternative vendors. In certain situations, we can obtain the components but at a significantly increased cost. The inability to procure a single component will prevent the completion of our product and the ability to sell the product. Our products go through extensive qualification processes and therefore our customers may not accept a replacement component. If we are unable to obtain all necessary components, we may be required to stop production, which would negatively affect our cash flow and results of operations. In addition, we depend on a Taiwanese foundry for the manufacture of integrated circuits for our AMLCD display products and on Chinese, Korean, and European foundries for our OLED display products. If there was a disruption of supply from these foundries it would take a significant period of time to identify, and qualify, if possible, a new source.

Research and Development. R&D expenses are incurred in support of internal display development programs and programs funded by agencies or prime contractors of the U.S. Government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. In fiscal year 2025, our R&D expenditures are related to our display products, overlay weapon sight modules and production automation. In addition, in October 2025 we sold a 49% interest in KEL to Theon. We expect to expand the operations of KEL through the development of new products. Funded and internal R&D expenses are combined in research and development expenses in the condensed consolidated statement of operations. R&D expenses for the three and nine months ended September 27, 2025 and September 28, 2024 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Funded	$647	$1,123	$1,749	$2,598
Internal	1,856	1,474	4,815	3,939
Total research and development expense	$2,503	$2,597	$6,564	$6,537

Funded R&D expense for the three and nine months ended September 27, 2025 decreased as compared to the three and nine months ended September 28, 2024 primarily due to decreased spending on U.S. defense programs and programs previously in development are transitioning into production. Internal R&D expense increased due to an increase in internally developed technology focused on future process improvements. We were awarded a $15.4 million Other Transaction Agreement (“OTA”) from the Office of the Secretary of War (“OSW”) through the U.S. Army Contracting Command (“ACC”) under the Industrial Base Analysis and Sustainment (“IBAS”) program. This contract is for the development of ultra-bright, full-color MicroLED displays optimized for ground soldier augmented reality (“AR”) applications. As a result of this contract and other contracts we have received we believe funded research and development expenses will increase in fiscal year 2026 as compared to fiscal year 2025.

Selling, General and Administrative. Selling, general and administrative (“S,G&A”) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses for the three and nine months ended September 27, 2025 and September 28, 2024 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands, except for percentages)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Selling, general and administration expense	$1,629	$5,207	$11,230	$19,707
Selling, general and administration expense as a % of revenues	14%	39%	36%	55%

S,G&A decreased for the three months ended September 27, 2025 as compared to the three months ended September 28, 2024 primarily due to a decrease in accrued legal expenses of approximately $4.0 million partially offset by an increase in non-cash stock-based compensation of $0.2 million. S,G&A decreased for the nine months ended September 27, 2025 as compared to the nine months ended September 28, 2024 primarily due to a decrease in accrued legal expenses of approximately $9.8 million partially offset by an increase in non-cash stock-based compensation of $0.6 million, professional fees of $0.4 million, and labor costs of $0.4 million.

Litigation Damages. Litigation damages of $24.8 million were accrued as of September 28, 2024 as a result of the April 22, 2024 jury verdict that was entered against the Company. On September 5, 2025, Kopin received a judgment from the courts in the BlueRadios litigation awarding BlueRadios $19.7 million in damages but denying a permanent injunction and prejudgment interest. This most recent judgment also provides for the accrual of interest of less than $0.1 million per month until final settlement. As a result, the accrued litigation damages were reduced by $5.1 million in the three months ended September 27, 2025. We also recognized approximately $0.1 million of litigation damages related to the interest on the judgment in the three months ended September 27, 2025.

Other Expense, net. Other expense, net, is primarily composed of interest income, foreign currency transactions, gains on fair value recording of investments and remeasurement gains and losses incurred by our U.K.-based subsidiary and other non-operating income items. Other expense, net, for the three and nine months ended September 27, 2025 and September 28, 2024 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Other (expense) income, net	$(401)	$(535)	$793	$(907)

During the nine months ended September 27, 2025, we sold an investment for a gain of approximately $0.3 million. Interest income increased by less than $0.1 million and approximately $0.4 million for the three and nine months ended September 27, 2025, respectively, as compared to the three and nine months ended September 28, 2024. During the three and nine months ended September 27, 2025, we recorded foreign currency losses of approximately $0.2 and less than $0.1 million, respectively. During the three and nine months ended September 28, 2024, we recorded foreign currency gains of $0.1 million and less than $0.1 million, respectively. Other (expense) income, net includes $0.5 and $1.6 million of impairment losses on equity investments for the nine months ended September 27, 2025 and September 28, 2024, respectively.

Tax Provision. We recorded a provision for income taxes of less than $0.1 million and approximately $0.2 million in the three and nine months ended September 27, 2025, respectively. We recorded a provision for income taxes of approximately $0.1 million in the three and nine months ended September 28, 2024

Net Income (Loss). Net income of $4.1 million and net losses of $4.2 million during the three and nine months ended September 27, 2025, respectively, compared to net losses of $3.5 million and $41.9 million during the three and nine months ended September 28, 2024, respectively. The increase in net income during the three months ended September 27, 2025 compared to the three months ended September 28, 2024 was primarily due to the reduction of the accrued litigation damages and legal fees. The decrease in net loss during the nine months ended September 27, 2025 compared to the nine months ended September 28, 2024 was primarily due to accrued litigation damages and legal fees.

Liquidity and Capital Resources

At September 27, 2025 and December 28, 2024, we had cash and cash equivalents, including restricted cash, and marketable securities of $27.6 million and working capital of $16.9 million compared to $36.6 million and $18.9 million, respectively.

	Nine Months Ended	Nine Months Ended
	September 27, 2025	September 28, 2024
Net cash used for operating activities	$(7,683,203)	$(12,640,553)
Net cash from (used in) investing activities	20,183,453	(10,434,050)
Net cash (used in) provided by financing activities	(154,706)	32,439,631
Effect of exchange rate changes on cash	2,476	4,880
Increase in cash and equivalents	$12,348,020	$9,369,908

The increase in cash, cash equivalents, and restricted cash for the nine months ended September 27, 2025 was primarily due to proceeds from the sales of marketable securities of $36.4 million partially offset by purchases of marketable securities of $15.2 million, cash used in operations of $7.7 million, capital expenditures of $1.3 million and proceeds from the sale of an equity investment of $0.3 million. The increase in cash, cash equivalents, and restricted cash for the three months ended September 28, 2024 was primarily due to proceeds from the sale of common stock and pre-funded warrants of $32.4 million and marketable securities of $6.9 million partially offset by purchases of marketable securities of $16.9 million, cash used in operations of $12.6 million, and capital expenditures of $0.3 million. For the nine months ended September 27, 2025, cash used in operating activities consisted of a net loss of $4.2 million, net cash used to fund changes in operating assets and liabilities of $3.0 million, and non-cash charges totaling $0.5 million, which was primarily related to accrued litigation damages offset by stock-based compensation, inventory reserves, depreciation, and investment impairment net of unrealized gains. For the nine months ended September 28, 2024, cash used in operating activities consisted of a net loss from operations of $41.9 million and net cash provided by changes in operating assets and liabilities of $1.9 million partially offset by non-cash charges totaling $31.2 million, which was primarily related to accrued litigation damages, stock-based compensation, investment impairment net of unrealized gains, inventory reserves, and depreciation. We expect that net cash used for or provided by operating activities to fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the timing of when we recognize revenue, and changes in components of working capital. Our cash and cash equivalents and liquidity could be adversely affected by any amounts that become payable in connection with any adverse results from any litigation we are, or may become, involved in.

Equity offerings

On September 30, 2024, we sold 2,405,000 shares of common stock and received gross proceeds of $1.6 million.

On September 23, 2024, we sold 37,550,000 shares of common stock at a public offering price of $0.65 per share. In addition, in lieu of common stock to certain investors, we offered pre-funded warrants to purchase 4,000,000 shares of our common stock at a purchase price of $0.64 per pre-funded warrant, which equals the public offering price per share of the common stock less the $0.01 exercise price per share of each pre-funded warrant. We received gross proceeds of $27.0 million before deducting underwriting discounts and offering expenses paid by us of $1.8 million. In addition, we granted the underwriters a 30-day option to purchase up to an additional 6,232,500 shares of common stock at the public offering price, less underwriting discounts and commissions.

At-the-market offerings

During the three months ended March 30, 2024, we sold 3,080,000 shares of common stock for gross proceeds of $7,466,755 (average of $2.42 per share) before deducting broker expenses paid by us of approximately $0.2 million, pursuant to our then effective At-The-Market Equity Offering Sales Agreement, dated as of March 5, 2021 (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”), as agent. The ATM Agreement terminated in the three months ended September 28, 2024. On January 24, 2025, the Company entered into a new At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated (“Stifel”), as agent, for the sale of up to $50 million of securities. Subsequent to April 13, 2025, the Company cannot use the At-The-Market Equity Offering Sales Agreement entered into on January 24, 2025 until such time the Company can utilize Form S-3.

On September 29, 2025, the Company announced that it had entered into a securities purchase agreement (the “Purchase Agreement”) for a private investment in public equity financing (the “PIPE”) for 19,545,950 shares of its common stock, par value $0.01 per share (the “Shares”). The net proceeds to the Company from the offering were estimated to be approximately $38.1 million, after deducting placement agent fees and commissions and estimated offering expenses payable by the Company. The transaction was consummated on September 30, 2025.

As described in Note 14. Litigation, on September 5, 2025, a post-trial order was entered in the U.S. District Court for the District of Colorado in the matter of BlueRadios, Inc. v. Kopin Corporation, Inc. finding for the plaintiff, BlueRadios, Inc. and awarding approximately $19.7 million in damages but denying a permanent injunction and prejudgment interest. In the second quarter of 2024, the Company had estimated and accrued $24.8 million in probable and reasonably estimable damages for this matter. As a result of the post-trial order, the Company reduced the accrual to $19.7 million and recognized a benefit of $5.1 million for the reduction in the accrual in the condensed consolidated Statements of Operations for the three and nine months ended September 27, 2025. On October 2, 2025, the Company posted a supersedeas bond for the amount of $23.0 million which consisted of the $19.7 million judgement, legal expenses, and interest that would accrue over the expected term of the appeal. To post the bond the Company entered into loan agreements (the “Agreements”) with its bank which provides the bank with a security interest in the $23.0 million the Company deposited with the bank. This $23.0 million is to be classified as Restricted Cash. The bank then issued a Letter of Credit (LOC) to a surety company who then issued the bond to the court. The Agreement provides for standard representations and warranties and allows the bank to use the $23.0 million to satisfy the LOC in the event the LOC is called. As of September 27, 2025, the Company has accrued $19.7 million for the judgment within Accrued litigation liability and has accrued approximately $0.1 million in related interest within Other accrued liabilities. On October 7, 2025, the Company filed an appeal of the $19.7 million judgement against the Company in the matter of Blue Radios Inc. v. Kopin Corporation. As of September 27, 2025, the Company has accrued $19.7 million for the judgment within Accrued litigation liability and has accrued approximately $0.1 million in related interest within Other accrued liabilities.

On October 16, 2025, the Company announced that a $15 million strategic investment from Theon International Plc had been completed. Under the terms of the Agreements, Theon acquired a 49% interest in Kopin’s subsidiary, Kopin Europe Ltd. for $8.0 million and the parties entered into a licensing and development agreement and funding agreements relating to the joint development of military products. In addition, Theon purchased $7.0 million worth of shares of Series A Convertible Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”). Each share of the Preferred Stock is convertible into shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”) at an initial fixed conversion price of $3.00 per share, pursuant to the terms of the Certificate of Designation for Series A Convertible Preferred Stock of the Company (the “Certificate of Designations”). Kopin will have the ability to force the conversion of the preferred stock into common stock once Kopin’s common stock trades at $5.50 per share or higher for 10 Trading Days (as defined in the Certificate of Designation) within a 30 consecutive Trading Day period. The Preferred Stock will carry an annual dividend of at the base rate dividend rate of 4%, 2% payable in cash and 2% payable in stock.

We expect to continue to incur significant operating losses and negative cash flow from operations in the foreseeable future. Inclusive within the financial statements for the year ended December 28, 2024 and for the three and six months ended June 28, 2025 we experienced negative cash flow from operation and had limited liquidity resources which has led us to conclude that there was substantial doubt about the Company’s ability to continue as a going concern. After the bond related to the Blue Radios, Inc. v. Kopin Corporation, Inc. judgment, we were able to achieve sufficient financing from the PIPE so that liquidity, financial condition, and business projects will be funded. Therefore, we have concluded that the Company will be able to continue as a going concern for at least the next twelve months from the issuance of these financial statements.

The following table presents the components of our cash, cash equivalents, restricted cash and marketable securities held in U.S. dollars as of the dates presented:

	September 27, 2025	December 28, 2024
Domestic locations	$27,424,773	$36,491,339
Foreign locations	19,686	56,984
Subtotal cash, cash equivalents, restricted cash and marketable securities held in U.S. dollars	27,444,459	36,548,323
Cash and cash equivalents held in other currencies and converted to U.S. dollars	113,681	81,455
Total cash, cash equivalents, restricted cash and marketable securities	$27,558,140	$36,629,778

As discussed in Note 16. Subsequent Events, $23.0 million of the Company’s cash balance is to be classified as Restricted Cash.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash in high-quality U.S. Government, government-backed (e.g., Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrealized gain or loss on debt securities. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiaries’ financial position, results of operations, and transaction gains and losses as a result of non-U.S. dollar denominated cash flows related to business activities in Europe, and remeasurement of U.S. dollars to the British pound, the functional currency of our U.K. subsidiaries. We are also exposed to the effects of exchange rates in the purchase of certain raw materials, which are in U.S. dollars. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations or investments is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable securities is subject to interest rate risk and the credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use silicon wafers but do not enter into forward or futures hedging contracts to mitigate against risks related to the price of silicon.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 27, 2025, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 27, 2025, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 27, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level as of September 27, 2025 due to the following material weaknesses which were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024, as amended, and continue to exist as of September 27, 2025.

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

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in connection with the changes designed and implemented as a result of our remediation plan of the previously identified material weaknesses, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On July 30, 2019, the Court granted Kopin partial summary judgment on BlueRadios’ claim for breach of a contractual obligation to pay a $35,000 monthly retainer. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. On August 3, 2022, the Court granted the Company’s Motion for Partial Summary Judgment by dismissing counts 3, 6, 7, the claim for punitive damages under count 2, and count 8 as it relates to patent applications and by denying the motion as it relates to counts 1, 4, and 5, and the remainder of counts 2 and 8. The Court also ordered discovery reopened for certain limited purposes. A trial date was set by the Court for January 22, 2024 to February 5, 2024 but then re-scheduled for March 20, 2024 to April 16, 2024. On Monday, April 22, 2024, after a four week trial, a jury verdict was entered finding for BlueRadios and awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages. While no final judgment has been issued by the Court, the Court will take that recommendation under advisement and will rule in its final judgment on the final amount after post-trial briefing. On May 22, 2024, the Company filed its Motion for Judgment as a Matter of Law or in the alternative for a New Trial, as well as two submissions arguing that the disgorgement and exemplary damages should not be awarded. That same day, BlueRadios filed motions seeking a permanent injunction prohibiting Kopin from selling any products that incorporate BlueRadios’ trade secrets, over $10.8 million in pre-judgment interest, and over $10.2 million in attorneys’ fees and costs. Briefing on those issues concluded on June 26, 2024. On September 25, 2024, the Company filed a supplemental brief on issue preclusion arguing that BlueRadios’ claims were untimely because of findings of fact made in BlueRadios, Inc. v. Hamilton, Brook, Smith & Reynolds, P.C., No. 1:21-cv-10488-DJC, ECF 268 (D. Mass. Sept. 18, 2024). That supplemental briefing concluded on October 29, 2024.

On September 5, 2025, the Court entered final judgment against the Company, awarding approximately $19.7 million in damages but denying BlueRadios’ motion for a permanent injunction. The Company posted a supersedeas bond to stay execution on the judgment of $23 million. The Company has appealed to the U.S. Court of Appeals for the Federal Circuit. BlueRadios has cross-appealed the Court’s denial of its motion for a permanent injunction and the Court’s July 30, 2019 and August 3, 2022 partial summary judgment orders. The company expects the appeal to conclude by mid-2027.

Item 1A. Risk Factors

Our business and financial results are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, as amended should be carefully considered. With the exception of the Company no longer having substantial doubt about the ability to continue as a going concern for the next twelve months from the issuance of these financial statements, there have been no material changes in the assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, as amended, and other filings we make with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 16, 2025, the compensation committee (the “Compensation Committee”) of our Board of Directors approved a grant of an inducement equity award of 400,000 restricted shares to Erich Manz, the Company’s Chief Financial Officer, in connection with his hiring. 25% of the restricted shares will vest on each December 10 beginning in 2026, subject to Mr. Manz’s continued employment with Kopin on the applicable vesting date.

The above award was granted in accordance with Nasdaq Listing Rule 5635(c)(4) as a material inducement to the above individuals’ entry into employment with us. The above award was issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, on the basis that they did not involve a public offering.

Other than as stated above, we did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or grant any stock options, restricted stock units or restricted stock awards, during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended and that have not otherwise been described in a Current Report on Form 8-K.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended September 27, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 30, 2025)
3.3	Revised Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form S-1 filed on November 6, 2025)
10.1***	Inducement Restricted Stock Agreement dated September 4, 2025 between Kopin Corporation and Erich Manz (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2025)
10.2+	Securities Purchase Agreement, dated as of September 29, 2025, by and among Kopin Corporation and the Purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2025)
10.3	Registration Rights Agreement, dated as of September 29, 2025, by and among Kopin Corporation and the Purchasers (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 30, 2025)
10.4	Loan Agreement, dated as of October 2, 2025 by and among the Company, Kopin Targeting Corporation and Rockland Trust Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2025)
10.5	Continuing Reimbursement Agreement for Letters of Credit dated as of October 2, 2025 by and among the Company and Rockland Trust Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 10, 2025)
10.6+	Shareholders’ Agreement in Relationship to Kopin Europe Limited, dated October 16, 2025, by and among Kopin Corporation, Theon International PLC, and Kopin Europe Limited. (Incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form S-1 filed on November 7, 2025)
10.7+	Subscription Agreement Relating to Kopin Europe Limited, dated August 8, 2025, by and among Theon International PLC, Kopin Europe Limited and Kopin Corporation. (Incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form S-1 filed on November 7, 2025)
10.8+	Series A Convertible Preferred Stock Purchase Agreement, dated August 8, 2025, by and between Kopin Corporation and Theon International PLC. (Incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form S-1 filed on November 7, 2025)
10.9+	First Amendment to Series A Convertible Preferred Stock Purchase Agreement, dated September 30, 2025, by and between Kopin Corporation and Theon International PLC. (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form S-1 filed on November 7, 2025)
10.10+	License and Collaboration Agreement, dated October 16, 2025, by and among Kopin Corporation, Theon International PLC, and Kopin Europe Limited. (Incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form S-1 filed on November 7, 2025)
31.1	Certification of Michael Murray, Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
31.2	Certification of Erich Manz, Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
32.1	Certification of Michael Murray, Chief Executive Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) **
32.2	Certification of Erich Manz, Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) **

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Submitted electronically herewith
**	Furnished and not filed herewith
***	Management contract or compensatory plan or arrangement.
+	The annexes schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 27, 2025 (Unaudited) and December 28, 2024, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 27, 2025 and September 28, 2024, (iii) Condensed Consolidated Statement of Comprehensive Loss (Unaudited) for the three and nine months ended September 27, 2025 and September 28, 2024, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 27, 2025 and September 28, 2024, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 27, 2025 and September 28, 2024, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date: November 12, 2025	By:	/S/ MICHAEL MURRAY
Michael Murray
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/S/ ERICH MANZ
Erich Manz
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

