Form 10-K
period 2025-12-27
KOPIN CORP
filed 2026-04-13
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2025

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

As of June 28, 2025 (the last business day of the registrant’s most recent second fiscal quarter), the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $249,887,595.

As of April 13, 2026, 183,363,415 shares of the registrant’s Common Stock, par value $0.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders are incorporated by reference in response to Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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

We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. Such factors may be in addition to the risks described in Part I, Item 1A. “Risk Factors;” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and other parts of this Annual Report on Form 10-K. These factors include: our ability to source semiconductor components and other raw materials used in the manufacturing of our products amidst continued intermittent shortages, including from new and alternative suppliers; our ability to prosecute and defend our proprietary technology aggressively or successfully; our ability to recruit and retain personnel with experience and expertise relevant to our business; our ability to invest in research and development to achieve profitability even during periods when we are not profitable; any disruptions or delays in our supply chains, particularly with respect to semiconductor components, whether resulting from regional or global geopolitical developments, changes imposed by the current U.S. presidential administration, or otherwise; costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation; our ability to continue to introduce new products in our target markets; our ability to generate revenue growth and positive cash flow, and reach profitability; the strengthening of the U.S. dollar and its effects on the price of our products in foreign markets; the impact of new regulations and customer demands relating to conflict minerals; our ability to obtain a competitive advantage in the wearable technologies market through our extensive portfolio of patents, trade secrets and non-patented know-how; our ability to grow within our targeted markets; the importance of small form factor displays in the development of defense, consumer, and industrial products such as thermal weapon sights, safety equipment, virtual and augmented reality gaming, training and simulation products and metrology tools; the suitability of our properties for our needs for the foreseeable future; and our need to achieve and maintain positive cash flow and profitability.

Item 1.	Business

Overview

Corporate Background and Market Presence

As used herein, the terms “Company,” “we,” “us,” or “our” refer to Kopin Corporation, a Delaware corporation.

Kopin Corporation, a Delaware corporation, incorporated in 1984, and is headquartered in Westborough, Massachusetts, is a leader of innovative microdisplay technologies and optical systems, catering to defense, enterprise, industrial, consumer, and medical sectors. Our portfolio includes four types of miniature active-matrix liquid crystal displays (“AMLCDs”), liquid crystal on silicon (“LCOS”) displays, organic light emitting diode (“OLED”) displays, and emerging micro light emitting diode (“MicroLED”) displays, in addition to optics, electronics, and housings for subsystems which we call Application Specific Optical Solutions (“ASOS”). These microdisplays and subsystem solutions are all geared toward enhancing human performance when it matters most – in critical applications.

We are developing patent pending fifth-generation MicroDisplay called NeuralDisplay™. The display is a bi-directional, human-in-the-loop and artificial intelligence enabled backplane that can be manufactured into microdisplays using either OLED or MicroLED deposition technology. The Company continues to research bi-directional sensing capabilities with potential partners, customers and investors.

While microdisplays remain a core competency for Kopin, we also bring value to our customers through the design and manufacture of high-performance subsystems of application-specific solutions (“ASOS”) which include optics, electronics, and housings that are designed to meet the rigorous performance, size, weight, power, and cost requirements of the applications into which they are used.

These products are critical for applications ranging from weapon mounted thermal sights to spatial computing devices and medical headsets. We have been supplying our microdisplays and ASOS to the U.S. Department of War for many years for solider centric systems, rotary and fixed wing aircraft and are developing products for armored vehicles and soldier carried missile systems. Our market reach now extends globally, with significant operations in the Americas, Asia-Pacific, and Europe. This global footprint and strategic focus underscores our capability to serve diverse and demanding markets, particularly in defense, where it supports both U.S. and international customers with development and production programs.

During 2025, Kopin received a significant and strategic Industrial Analysis and Sustainment Act (IBAS) award from the Secretary of War to research and develop color MicroLED technology for soldier borne systems, heads up displays and other imaging applications within aircraft and automotive applications. The Company expects to receive additional government funding to further the technology and establish domestic full-rate productions within 2026 and beyond.

Strategic Initiatives and Recent Developments

Our strategy is to expand our offerings from selling individual display components to integrated, higher-value complete solutions, including headsets and subsystems This direction is supported by our proprietary technologies, enabling the design and manufacture of high-performance, rugged systems. The additional capability of offering complete solutions to our customers by offering a seamless integration of components, ensuring optimal performance and ease of use. This is a critical differentiator, as competitors do not typically provide integrated subassemblies or headsets.

Our ability to meet specific customer needs is enhanced by our proprietary technologies, which include over 200 patents and patent applications covering microdisplays, optics, and related systems, providing a significant intellectual property advantage. Our technological edge allows us to develop products that are not only high-resolution and low power but also rugged enough for defense applications, such as pilot helmets and armored vehicle targeting systems.

The Company’s competitive edge is further strengthened by our focus on application-specific solutions, which cater to the unique requirements of each market segment. For example, in the industrial sector, we license wireless headset reference designs that integrate displays and optics for field service personnel, enhancing productivity. Similarly, in the medical field our stereoscopic 3D high-resolution headset is used by surgeons to provide comfortable and convenient visual support.

ONE Kopin Strategic Initiative and Rebranding

In alignment with our “ONE Kopin” strategic initiative, we have completed this strategic initiative to reorganize and streamline our operations. The initiative included a rebranding effort to unify our corporate identity, and as announced in recent corporate organizational updates.

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

In addition to unifying our operations, we have also expanded and unified our sales and business development team, substantially increasing our investment in new customer acquisitions, existing customer revenue and margin enhancement, and diversification of our customer base. In the defense, medical and industrial segments that we serve, product development cycles and transitions from development to manufacturing are lengthy. Therefore, maintaining a robust pipeline of active customer-funded development programs that will evolve into production programs is a critical part of growing revenues and expanding our customer base. In conjunction with our portfolio of unique microdisplays and ASOS, we have also invested in our sales and business development group – nearly doubling the resources focused on acquisition of new customers and programs over the past 12 months.

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

Product Portfolio and Technological Edge

Our product lineup is diverse, with four micro-display technologies inclusive of both off-the-shelf and custom products, as well as complete headset solutions for training & simulation and medical applications, and ASOS sub-systems.

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

Our development of OLED and MicroLED displays, including color and monochrome variants with capabilities such as NeuralDisplay™ Artificial Intelligence (“AI”) based eye-tracking, signifies our forward-looking approach to deliver new capabilities designed to optimize human performance. Additionally, we offer display drivers, application-specific integrated circuits (“ASICS”), optical lenses, and backlights, manufactured by third parties, complementing its core offerings.

Revenue Streams and Market Opportunities

Revenue generation derives primarily from the sale of displays, optical components, and ASOS that we manufacture for defense, industrial, medical and training and simulation applications, alongside customer-funded development contracts for U.S. defense programs. This dual revenue stream ensures stability and growth potential. Most of the programs designed for these market segments tend to run for extended time periods, potentially yielding multiple years of revenue and margin streams.

We are particularly well-positioned for the emerging augmented reality (“AR”) and virtual reality (“VR”) markets, leveraging our technology and intellectual property. Our unique position as the only known USA-based provider offering AMLCDs, LCOS, OLED and MicroOLED Displays, combined with optics, enhances our ability to offer the market a leading solution for each unique application, serving customers based on their specific needs. This is a significant competitive advantage for us. The addition of AI Enabled backplane architectures and pending patent applications in this area puts us at the forefront of display technology for consumer and defense applications.

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

Funded Research and Development

We have entered various development contracts with agencies and prime contractors of the U.S. Government and commercial customers. These contracts help support the continued development of our core and new higher risk technologies which the Company requires either financial or application support to further develop. A substantial percentage of our revenue derives from Funded Research and Development, focusing on developing custom product solutions, particularly for the U.S. defense industry. These programs are typically fixed price and span several years, aiming for production orders post-design completion and are cancellable at short notice. The knowledge gained, as per corporate strategy outlines, enhances our expertise, positioning us for future business opportunities. The potential for technologies developed for defense to eventually transition to commercial and consumer applications underscores long-term growth prospects.

Operational Flexibility and Market Adaptability

A key aspect of our operations is our flexibility in sourcing, purchasing, and developing display backplanes and deposition solutions from other companies for integration with proprietary optics and headset designs, particularly in new or cost-sensitive markets. This adaptability ensures competitiveness and responsiveness to market dynamics, geo-political conflicts, tariffs, and US Department of War and Asian and European defense requirements for country-of-origin and source of supply requirements.

We have shifted our business development efforts to focus on markets where we have a greater competitive advantage and as a result revenues from defense applications remain a majority of our revenues. Sales to significant non-affiliated customers for fiscal years 2025 and 2024, as a percentage of total revenues, were as follows:

(In thousands)	2025	2024
Defense	$29,361	$41,249
Industrial	3,025	2,200
Consumer	9	24
Medical	594	103
Other product	78	—
Net product revenues	33,067	43,576
R&D	4,590	5,997
License and royalties	410	762
ASC 606 revenues	38,067	50,335
Grant	858	—
Collaboration	399	—
Non ASC 606 revenues	1,257	—
Total Revenues	$39,324	$50,335

Our fiscal year ends on the last Saturday in December. The fiscal years ended December 27, 2025 and December 28, 2024, are referred to herein as fiscal years 2025 and 2024, respectively.

Augmented and Virtual Reality

Kopin, a leader in optical solutions, has expressed views on the future of augmented reality (“AR”) and virtual reality (“VR”) in defense, industrial, and consumer sectors. Our opinion on these technologies reflects current market dynamics and technological advancements. The focus is on the adoption trends, necessary technological developments, and the ongoing challenge of balancing performance and cost in display technologies.

Industry Overview and Market Interest

We believe, and current trends support, that defense, industrial, and consumer companies are increasingly integrating AR and VR into their operations, which we believe positions us very well for business expansion given our expertise in these technologies. Furthermore, sovereign technology developments are required for USA and NATO customers. These technologies are viewed as innovative applications and computing platforms, transforming how sectors operate. For instance:

●	Defense Sector: AR and VR are pivotal for training simulations, such as the U.S. Army’s Integrated Visual Augmentation System Next (“IVAS”), which enhances soldier capabilities through real-time data overlays. VR is also used for high-fidelity training in simulated combat environments. Thermal Weapon Sights, Night Vision Goggles (“NVGs”) and integrated helmet systems for pilots, tank gunners and first-person viewers (“FPV”) for drone control are all burgeoning applications.
●	Industrial Sector: AR has been adopted for maintenance and repair, allowing workers to access real-time diagrams and remote expert assistance, boosting productivity.
●	Medical Sector: AR headsets offer surgeons significant advantages over the historical arrangement of having multiple monitors in the operating suite. The headset provides surgeons with the physical convenience and comfort of maintaining direct view of the patient while being able to refer to the images provided by the headset as opposed to needing to look away at a separate monitor or monitors positioned at various locations in the operating suite. We are seeing significant interest in our headset system in this emerging area among both surgeons and through our partnerships with the leading surgical/optical equipment providers.
●	Consumer Sector: The consumer market has seen significant activity, driven by products such as Apple’s Vision Pro, released in 2024, and other VR headsets such as Oculus. While these products have yet to reach the “tipping point” with widespread adoption, each new iteration of product brings in new users, and we believe that in the long-term as foundational technologies (microdisplays and optics), product designs and application software all improve, adoption will grow significantly.

This widespread interest underscores the potential for AR and VR to become mainstream, but their growth is contingent on several technological advancements.

Necessary Technological Advancements

For AR and VR markets to mature and expand, sustained investment and innovation are required in the following areas:

1.	Display Technology:

○	The demand for higher performance is evident, with a need for displays offering superior resolution, brightness, and field of view. Emerging technologies such as MicroLED, next-generation OLED and Color MicroLED are at the forefront, providing high contrast and energy efficiency. For example, MicroLED’s potential for high brightness makes it suitable for outdoor AR applications. The challenge is to integrate these advancements while reducing size, weight, power consumption and costs, as high-end displays currently contribute significantly to device prices.

2.	Optics:

○	Due to the recent FCC and DHS laws surrounding domestically manufactured Drone technology, the Company is developing customized and standard eye pieces and integrated optics for First Person Viewer (FPV) Drone Controllers. Optical systems require improvements to enhance visual clarity and user comfort. Lightweight and compact designs are crucial, especially for prolonged use in AR glasses and VR headsets. Advances in lens materials and designs are underway, aiming to reduce weight and improve optical performance.

3.	Application Software:

○	Robust and user-centric application software is vital to unlock the full utility of AR and VR. This includes developing applications for diverse use cases, such as complex defense simulations, industrial maintenance guides, and immersive consumer gaming experiences. The proliferation of app ecosystems, supported by platforms like ATAK™, Wilcox CLAW™ and others, is driving this development while our NeuralDisplay™ software development will focus on developing the associated protocols to integrate with key customers’ systems, in this domain.

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

Our Solution and Technology

Kopin Corporation is a leader in high-performance optical solutions, focusing on microdisplays and related technologies for various markets. We design and manufacture small form factor displays, including AMLCDs, LCOS, OLED, and developing MicroLED, along with optical lenses, backlights, and ASICs. The Company recently invented a fifth generation microdisplay architecture, NeuralDisplay™ which includes bi-directional, human-in-the-loop and AI-based algorithms resident within the backplane of the display. This technological advancement can be utilized with either OLED or MicroLED depositions. These components are used in defense, industrial, medical, and consumer applications, offering complete solutions that include subassemblies and headsets. Other bi-directional architecture research was started midyear which may prove interesting for several current and new markets.

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

Competitive Edge

A critical aspect of our business is our ability to offer tailored and complete solutions, not just displays, which differentiate us from competitors. We offer active-matrix liquid crystal, organic light emitting diode, ferroelectic liquid crystal on silicon and organic light emitting diode microdisplays as stand-alone products and in modules and subassemblies which include our optics and electronics. Furthermore, we believe we are the only small domestic business that offers five variants of microdisplay technologies which provide a vast array of technological options for customers’ application needs. A “small business” as defined in U.S. procurement may receive preferential treatment in awarding contracts. We can assist customers with choosing and customizing the right display architecture for their unique application as compared to competitors who only offer one technology, for all applications. Specifically, our strategy enables us to design products for rugged environments, a key advantage in defense and industrial markets, while offering these solutions to be manufactured in multiple locations within the USA and Europe.

Detailed Analysis of Kopin Corporation’s Technology and Market Position

Kopin Corporation, a leader in optical solutions, is recognized for our advanced microdisplay technologies and related products, catering to defense, industrial, medical, and emerging consumer AR and VR markets. This analysis, prepared as of March 2026, provides a comprehensive overview of the Company’s technology, products, strategy, and market position. The focus is on detailing the Company’s capabilities, competitive advantages, and potential risks, ensuring a thorough understanding of potential investment decisions.

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

LCOS displays, manufactured by Kopin Europe Limited (“KEL”) in Scotland, are reflective and used in 3D optical inspection equipment, offering high-speed, high-density imaging capabilities.

OLED displays, with their emissive nature, provide high contrast and fast response times, making them ideal for AR and VR applications. We have recently launched a new OLED display with improved brightness and resolution, aimed at the AR/VR market, as announced in November 2024.

MicroLED displays are in development, promising high brightness, wide viewing angle, excellent contrast, and potentially low cost. We received a patent for our MicroLED manufacturing process in September 2024, which is expected to enhance production efficiency and reduce costs, positioning the Company for future growth in this emerging technology. Through the Department of War, Kopin received funding for advanced research and development for a color MicroLED which are expected to be designed and built to the US Army specifications for various soldier borne systems. The Company will also adapt this display architecture for other potential markets like aviation, automotive and advanced AI computing applications.

NeuralDisplay™ architecture is a software-based development focused on integrating bi-directional sensing into the subpixel of either an OLED or MicroLED display. We believe this patent pending technology will reduce the size, weight, power consumption of consumer and defense AR solutions by reducing several cameras which are required for eye-tracking, gaze, and dynamic brightness and contrast controls. The display system is being designed to utilize software and AI, accelerating algorithms to adjust the display image and thereby reduce nausea, latency, and overall system weight which will increase user comfort and battery life.

Kopin Corporation
S&P 500 Information Technology Index
NASDAQ US Benchmark TR Index

300
250
200
150
100
50
0
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Dec-25
Kopin Corporation
S&P 500 Information Technology
NASDAQ US Benchmark TR Index

Product Offerings and Applications

Our products are utilized across multiple sectors, each with specific applications:

●	Defense: Currently it includes thermal weapon rifle sights, fixed and rotary wing pilot helmets and training and simulation headsets and are designed for armored vehicle targeting systems and soldier deployed missile systems. These applications require displays and subassemblies that are manufactured to exact specifications so that they can endure extreme conditions, such as repetitive shock and vibration.
●	Industrial: Focuses on 3D automated optical inspection (“3D AOI”) systems that use our displays as spatial light modulators. 3D AOI are quality control systems used in production lines that manufacture products such as cell phones. Our products are also used in headsets for field service personnel, enabling hands-free access to data, schematics, and videos for production or repairs. The Company licenses to our customers wireless industrial headset reference designs, which integrate displays, optics, and electronics, enhancing productivity.
●	Medical: Targets surgeon headsets, allowing real-time visual aid during medical procedures, improving precision and efficiency. We are developing medical headsets to expand our presence in this market, as mentioned in recent updates.
●	Consumer: Includes recreational rifle scopes and potential AR/VR applications, with OLED and MicroLED displays being key for immersive experiences. Our strategy is to leverage defense and industrial technologies for consumer market entry.

Our subassemblies, such as HLAs for defense, combine displays, optics, and electronics in sealed housings, designed for exact tolerances to meet rugged environment requirements. Headsets, on the other hand, are standalone products that interface with larger systems, requiring significant know-how in design, materials selection, assembly, and testing.

Manufacturing and Supply Chain

Our manufacturing process varies by product. AMLCDs involve initial fabrication at Taiwan foundries, with final assembly in Westborough, Massachusetts, using proprietary Wafer Engineering technology while our LCOS displays similarly start with silicon wafers fabricated at Taiwan foundries and are then completed at Kopin Europe Limited in Scotland. For OLED displays, we design the critical backplane and outsource the deposition process to various foundries, with final assembly ans test at Kopin facilities.

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

Markets, Customers, and Financial Performance

Our primary market is defense, with significant customers including Collins Aerospace and DRS Network & Imaging Systems LLC. In fiscal year 2025, defense sales (excluding R&D contracts) accounted for 74% of total revenue, down from 82% in 2024, but maintaining a strong reliance on this sector. These results were a by-product of an intentional strategic shift in market focus, which we believe is already proving successful. Kopin continues to expand our focus into growing markets which are geographic expansions and new market verticals to lessen our dependency and concentration in North American Defense customers to promote further stability, higher margins and growth.

Industrial and medical markets are growing, with customers like HMDmD, expanding our customer base. Research and development revenues, primarily from U.S. Government contracts, accounted for 12% of total revenues in 2025 and 2024. The Company generally seeks a balance between research and development to low-rate initial production (“LRIP”) sales, with the overall intent of shifting more to LRIP

Financially, we reported a 22% revenue decrease in fiscal year 2025 compared to 2024, driven by defense product sales, and are progressing towards profitability with a reduced net loss, indicating operational improvements, as noted in market analyses.

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

The Company differentiates itself from its competitors by offering a USA small business, designed and built, complete solutions, including displays, optics, and electronics such as MicroLED, OLED, LCOS and AMLCD, that are tailored to application specific solutions. Furthermore, the Company is the only USA-based, small business which offers five variants of microdisplay technologies, which provide a vast array of technological options for customers’ application needs. The Company can assist customers to choose the right display architecture for the application versus competitors who only offer one technology for all applications. Specifically, the Company’s strategy enables it to design products for rugged environments, a key advantage in defense and industrial markets, while offering these solutions to be manufactured in multiple locations within the USA and Europe.

Key risks include dependence on major customers, such as DRS Network & Imaging Systems LLC comprising 63% of revenues in 2025 and therefore posing a concentration risk. The need for continuous innovation in a rapidly evolving technology market and managing complex supply chains to maintain high production yields for defense subassemblies are additional challenges.

Recent Developments and Future Outlook

Kopin was awarded a transformative $15.4M order to develop sovereign manufacturing capability for color MicroLED displays on September 11, 2025. This program will focus on establishing Kopin’s production capabilities for MicroLED displays in the USA, with the initial display product for use in soldier borne systems. This program enhances Kopin’s position as a supplier of critical MicroLED display technology for US defense programs and is funded by the office of the Secretary of War and the US Army under the Industrial Base Analysis and Sustainment (IBAS) program.

During the fourth quarter, Theon International posted a $23M commitment including previously announced $15M investment and additional $8M planned for development of Military-grade MicroLED display and other products.

Further financing developments included several new partnerships with major defense contractors in the US such as Ondas and Unusual Machines, and in Europe including Theon International. These firms participated in Kopin’s recent $41M private placement fundraising activity and are strategic investors, with the desire to develop or co-develop defense solutions with Kopin.

The Company received several recurring awards for thermal weapon sight modules, training and simulation systems and displays and display modules for military pilot helmet HUD (head-up display) systems, including Kopin’s first production order for MicroLED displays which has been qualified and will be deployed in a fielded combat jet program.

A strategic aspect with regards to geopolitical uncertainties, uncertainties with respect to tariffs and sovereign sources of supply for US DoW and European Department of Defense, is our flexibility in manufacturing, using third-party foundries for OLED and MicroLED displays, which reduces capital expenditure and allows for scalability.

Kopin Europe, Limited (“KEL”) is in the process of expanding its capabilities beyond the manufacture of FLCOS microdisplays and 3DAOI structure light systems to include the back-end manufacture and test of both OLED displays and MicroLED displays, as well as Higher-level assemblies which are modules of sub-systems that include a micro-display, optics, electronics and housing that we sell to prime contractors to include in their finished products. This capability within the territories of the EU, at KEL, has strong appeal for the European military establishment (both prime contractors and the various ministries of defense) who are looking to source their technology and products closer to home, and put Kopin Europe in a strong position for future growth.

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

Human Capital Resources

As of December 27, 2025, our consolidated business employed 145 full-time employees in the U.S. Of these employees, 3 hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. Our management and professional employees have significant prior experience in semiconductor materials, device transistor and display processing, optical design, manufacturing, and other related technologies. None of our employees are covered by a collective bargaining agreement. We have policies to prevent discrimination based on gender, race, ethnicity, nationality, religion, sexual orientation, gender identity or gender expression. We take affirmative action to ensure that applicants are hired, and that employees are treated during employment without regard to their race, ethnicity, religion, sex, or national origin. We also take affirmative action to employ and advance veterans in employment. We consider relations with our employees to be good.

In 2004, we finalized and adopted a Code of Business Conduct and Ethics regarding the standards of conduct of our directors, officers and employees. The code is reviewed and updated periodically by our Board of Directors and is available on our website at www.kopin.com.

Corporate Social Responsibility

We strive to create and maintain a working environment that fosters honesty and hard work and rewards all of our employees’ hard work. We endeavor to make Kopin Corporation a place people are proud to be associated with. Our initial process for strategy creation includes work by a cross-functional ESG team of leaders representing operations, human resources, supply chain, finance, marketing, and facilities departments. We also utilize third-party facilities, environmental and legal consulting services. These third-party consultants are assisting us in creating an ESG materiality assessment from which we can develop a baseline assessment for monitoring our progress. Our progress in creating our ESG strategy and other related activities is reported to the Board of Directors.

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

We are not a member of the Responsible Business Alliance (“RBA”); however, we have utilized the themes of the RBA Code of Conduct to supplement our Code of Ethics, including the RBA Code of Conduct’s five critical areas of corporate social responsibility: labor, health and safety, environment, management systems, and ethics. We believe that by following the values noted above and doing our part in each of these areas, we can achieve our business objectives and long-term stockholder value. For additional information, see “Item 1 – Business: Human Capital Resources” in this Annual Report on Form 10-K.

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

● We also adhere to Rule 13p-1 under the Exchange Act and support efforts to avoid sourcing conflict minerals that directly or indirectly finance, or benefit armed groups in the Democratic Republic of Congo and in adjoining countries. Consistent with the Organization for Economic Co-operation and Development Due Diligence Guidance concerning conflict minerals, we adopted the Conflict-Free Sourcing Initiative Due Diligence reporting process and seek to obtain conflict minerals content declarations from our suppliers each year, to promote supply chain transparency. We do not directly source tin, tantalum, tungsten, or gold (collectively referred to as 3TG) from mines, smelters or refiners, and we are, in most cases, several or more levels removed from these supply chain participants.

Government Regulations

Our business is subject to extensive regulation in the industries we serve. We deal with numerous U.S. Government agencies and entities, including but not limited to branches of the Department of War (“DoW”).

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

We acquired an equity interest in Lenovo New Vision in the first quarter of 2018 for $1.0 million and the contribution of certain intellectual property. As of December 27, 2025, we have approximately 10% interest in this investment and the carrying value of our investment is $1.5 million.

We acquired the right to an equity interest in HMDmd, a medical device company in 2021. As of December 27, 2025, the carrying value of this investment is $0.3 million.

As of December 27, 2025, we own 100% of the outstanding common stock of Kopin Virginia, Inc. (formerly NVIS, Inc), and e-MDT America Inc. (“eMDT”) and we consolidate each of their financial results within our consolidated financial statements.

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

We operate in a changing global environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our financial condition, results of operations, cash flows, and competitive position. Accordingly, our business and financial results are subject to risks and uncertainties, including those set forth below. Additional risks and uncertainties that are not currently known to us or that we currently do not believe to be material may also negatively affect our business and financial results. The risk factors set forth below describe what we believe to be the material risks and uncertainties related to our financial condition, results of operations, cash flows, and competitive position. We have included the risk factors below without any reflection on the relative importance of, or likelihood of, any particular risk factor.

We have experienced a history of losses, have a significant accumulated deficit, have had negative cash flow from operating activities in fiscal years 2025 and 2024, and expect to have negative cash flow from operating activities in fiscal year 2026. Since inception, we have incurred significant net operating losses. As of December 27, 2025, we had an accumulated deficit of $399.5 million. At December 27, 2025 and December 28, 2024, we had $61.6 million and $36.6 million of cash and cash equivalents, including restricted cash, and marketable securities, respectively. For the years 2025 and 2024, net cash used in operating activities was $15.5 million and $14.2 million, respectively. The increase in our cash and cash equivalents and marketable securities is primarily due to gross proceeds of $33.9 million received from the sale of 43.0 million shares of common stock and the pre-funded warrants to purchase up to 4,000,000 shares of common stock at a public offering price of $0.65 per share, and net proceeds of approximately $38.1 million from a private placement fundraising activity for 19,545,950 shares of its common stock, par value $0.1 per share at a price of $2.10 per share, We plan to continue to invest in research and development even during periods when we are not profitable, which may result in our incurring losses from operations and negative cash flow. If we do not soon achieve and maintain positive cash flow and profitability, our financial condition will ultimately be materially and adversely affected, and we will be required to raise additional capital. We may not be able to raise any necessary capital on commercially reasonable terms or at all. If we fail to achieve or maintain profitability on a quarterly or annual basis within the timeframe expected by investors, the market price of our common stock may decline.

Raising additional funds by issuing securities may cause dilution to our existing stockholders or restrict our operations. To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. We may sell shares or other securities in other offerings at a price per share that is less than the prices per share paid by other investors, and investors purchasing shares of our common stock or other securities in the future could have rights superior to existing stockholders. The sale of additional equity or convertible securities would dilute stockholders, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders.

Management has identified material weaknesses in our internal controls over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods.

The Sarbanes-Oxley Act of 2002 and SEC rules require that management annually report on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. As more fully described within Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K, management determined that the material weaknesses in internal control over financial reporting previously identified in our 2024 Annual Report on Form 10-K had not been fully remediated and identified an additional material weakness in internal control over financial reporting. As a result, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of December 27, 2025. The specific material weaknesses are described in Part II - Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K in “Management’s Report on Internal Control over Financial Reporting.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements, which could cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

We are in the process of developing and implementing our remediation plan for the identified material weaknesses, and we expect that this work will continue in 2026. There can be no assurance, however, as to when the remediation plan will be fully developed, when it will be fully implemented and/or the cost of its implementation. Until our remediation plan is fully implemented, we will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there is a risk that we will be unable to timely file future periodic reports with the SEC and/or that our future financial statements could contain undetected errors. Until the remediation plan is complete and implemented, we will rely upon additional interim control procedures prescribed by management, including the utilization of manual mitigating control procedures to help ensure that we fairly state our financial statements in all material respects. However, the establishment of these interim controls does not provide the same degree of assurance as a fully remediated control environment. For more information relating to our internal control over financial reporting and disclosure controls and procedures, and the remediation plan that we have undertaken, see Part II - Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K.

We may be unable to manufacture our products cost effectively to meet contractual specifications or customer requirements. Our products are required to meet specifications agreed to in purchase orders and related agreements with our customers. Our ability to produce products which meet these specifications is dependent on numerous including, but not limited to, our manufacturing processes and our vendors providing raw materials that meet the specifications we have agreed to with them. In addition, while there may be agreement with our customers on the specifications there may be ambiguity with the method to measure compliance with meeting the specifications. When we commence production of new products, we normally go through a period of low production efficiency as we modify our production processes for higher volume output, resulting in higher costs. In addition, after we commence selling our products customers may request changes to the products which may also result in low production efficiency. We currently have several new products and new product configurations going to production. If the products we deliver are found to have undetected defects or latent defects upon shipment, we may incur the cost to recall the products. Product recalls and product liability and warranty claims can result in significant damages and costs, including fines, as well as other harm to our business. If we are unable to manufacture our products cost effectively, our revenue and ability to obtain profitability will be adversely affected.

Our revenues and cash flows could be negatively affected if sales of our display products for defense applications significantly decline or the current defense development programs are either cancelled or ultimately do not result in future product sales. The sale of our display products to the military for use in thermal weapon sights and avionic helmets has been a primary source of our defense revenues and cash flows over the last several years. We currently are included in the Family Weapon Sight (“FWS”) Individual program and the Joint Strike Fighter (F-35) jet fighter program. In 2024, we experienced quality issues with the products we supplied for the FWS-I program. These quality issues resulted in suspension of shipments to our customer at various times during 2024 as we made modifications to our production processes. We are continuing to make modifications to our production processes as we resolve certain issues. We are in development and qualification of additional defense programs related to avionic helmets, armored vehicles and soldier rifle scopes. Our ability to generate revenues and cash flow from sales to the U.S. military and our customers depends on our Display products remaining qualified in the F-35 Joint Strike Fighter, FWS and other U.S. defense programs, our customers continuing to serve as the suppliers for those programs, and on the U.S. Government/military funding these programs. We may not be awarded contracts for the systems we are in qualification for, and for the systems we are qualified for, we may only be awarded a portion of the program as the U.S. military looks to have multiple sources when possible. Even if our products qualify for these programs, the U.S. Government can opt to change suppliers, in which case demand for our products could be negatively affected. In addition, the government could postpone or cancel these programs. We believe the DoW is evaluating alternative display technologies for the F-35 Strike Fighter program and other defense programs, and we will need to develop and qualify any replacement display technologies. Our ability to generate revenues and cash flow from sales to the U.S. military also depends on winning contracts over our competitors. If we are unable to be qualified into new U.S. defense programs, remain qualified in existing programs, or win orders against our competition, or if defense programs are not funded, then our ability to generate revenues and achieve profitability and positive cash flow will be materially and negatively impacted.

A decline in the U.S. Government defense budget, changes in spending or budgetary priorities, a prolonged U.S. Government shutdown or delays in contract awards may significantly and adversely affect our future revenues, cash flow and financial results. In addition to the Anti-Deficiency Act, in recent years U.S. Government appropriations have been affected by larger U.S. Government budgetary issues, including reductions or shifts in the capital resources or government funding, and related legislation. As a result, DoW funding levels have fluctuated and have been difficult to predict. Future spending levels are subject to a wide range of factors, including Congressional action and changes to governmental policies and programs, including loans, grants, guarantees and other subsidies, and changes to government spending policies, including shifts in funding priorities. In addition, in recent years the U.S. Government has been unable to complete its budget process before the end of its fiscal year, resulting in both a government shutdown and continuing resolutions to extend sufficient funds only for U.S. Government agencies to continue operating. Additionally, if the national debt reaches the statutory debt ceiling in future years, it could result in the U.S. Government defaulting on its debts.

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

Changes in government trade policies may increase the cost of our products, which may materially adversely affect our sales or profitability. We depend on a Taiwanese foundry for the manufacture of integrated circuits for our AMLCD display products and on Chinese, Korean, and European foundries for our OLED display products. In recent years the U.S. has imposed, among other actions, new or higher tariffs, including those that have been or may be imposed by the current presidential administration in the U.S. on specified imported products originating from China in response to what it characterizes as unfair trade practices, and China has responded by proposing or implementing new or higher tariffs on specified products imported from the U.S. Tariffs on components that we import from China or other nations that have imposed, or may in the future impose, tariffs have in some cases and may in the future cause our expenses to increase, which would adversely affect our profitability unless we were able to exclude our products from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. In addition, tariffs and international trade arrangements may continue to change, potentially without warning and to an extent that is difficult to predict. Accordingly, future actions or escalations by either the U.S. or China that affect trade relations may also affect our business or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. Moreover, it is uncertain to what extent, if any, the U.S. tariffs on components that we import from China will affect the Taiwanese foundries on which we depend, in part because many Taiwanese foundries conduct parts of their manufacturing in China. Kopin has completed and continues to transition several OLED device deposition steps to European supply chain partners for U.S. DoW source of supply requirements and duplicity to reduce the risk of Chinese supply and potential tariffs.

On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act. It remains uncertain how this decision will affect the existing tariffs or whether additional tariffs will be imposed under other laws. Significant uncertainty exists regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. We are continuing to monitor and evaluate these developments and assess their potential negative effects on our business, financial condition, and results of operations.

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

Our business and financial performance may be adversely affected by cyber-attacks on information technology infrastructure and products, as well as changes in cybersecurity and if our information technology security systems were infiltrated and confidential and/or proprietary information were taken, we could be subject to fines, lawsuits and loss of customers. We routinely receive emails probing our Internet security, and our Internet security systems have detected outside organizations attempting to install Trojan virus software packages in our systems. We rely on our electronic information systems to perform routine transactions to run our business. We transact business over the Internet with customers, vendors and our subsidiaries and have implemented security measures to protect against unauthorized access to this information. We have also implemented security policies that limit access via the Internet from the Company to the outside world based on the individual’s position in the Company. We routinely receive security patches from software providers for the software we use. Our primary concerns are inappropriate access to personnel information, information covered under the International Traffic in Arms Regulation, product designs and manufacturing information, financial information and our intellectual property, trade secrets and know-how. Our business may be impacted by disruptions to our own or third-party information technology (“IT”) infrastructure, which could result from, among other causes, cyberattacks on or failures of such infrastructure or compromises to its physical security. Cybersecurity threats are continuously evolving and include, but are not limited to, both attacks on our IT infrastructure and attacks on the IT infrastructure of our customers, suppliers, subcontractors and other third parties with whom we do business routinely, both on premises and in the cloud, attempting to gain unauthorized access to our confidential, proprietary, or otherwise protected information, classified information, or information relating to our employees, customers and other third parties, or to disrupt our systems or the systems of third parties. We are also exposed to the risk of insider threat attacks. Any such attacks could disrupt our systems or those of third parties, impact business operations, result in unauthorized release of confidential, proprietary, or otherwise protected information, and corrupt our data or that of third parties. The threats we face are continuously evolving and vary in degree of severity and sophistication. These threats include advanced persistent threats from highly organized adversaries, including but not limited to cyber criminals, nation states and so-called hacktivists, particularly those adverse to the security interests of the U.S. and its allies, which target us and other defense contractors. These types of threats are related to the geopolitical environment and have, therefore, grown in number due to recent geopolitical conflicts. In addition, because of the rapid pace of technological change, we and our customers, suppliers, subcontractors and other third parties with whom we conduct business continue to rely on legacy systems and software, which can be more vulnerable to cyber threats and attacks. Moreover, we, like other companies, see an unprecedented number of previously unknown vulnerabilities, for which there are no known mitigations being revealed by new attacks. Further, the sophistication, availability and use of artificial intelligence by threat actors present an increased level of risk. Due to the evolving threat landscape, we have experienced and expect to continue to experience more frequent and increasingly advanced cyber-attacks. In addition, changes in domestic and international cybersecurity-related laws and regulations have expanded cybersecurity-related compliance requirements, and cybersecurity regulatory enforcement activity has grown. We expect the regulatory environment to continue to evolve, and staying apace with these regulatory changes could increase our operational and compliance expenditures and those of our suppliers, and lead to new or additional information technology and product development expenses. We also face reputational, litigation and financial risks in relation to potential required disclosures and increased risk of enforcement. We continue to make investments and adopt measures designed to enhance our protection, detection, response, and recovery capabilities, and to mitigate potential risks to our technology, products, services and operations from potential cybersecurity threats, as well as to comply with evolving regulations. However, given the unpredictability, nature and scope of cyber-attacks, it is possible that we are unable to defend against all cyber-attacks, that potential vulnerabilities could go undetected and persist in the environment for an extended period, or that we may otherwise be unable to mitigate customer losses and other potential consequences of these attacks. In some cases, we must rely on the safeguards put in place by our customers, suppliers, subcontractors and other third parties to protect against and report cyber threats and attacks. We could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromise of confidential information, intellectual property or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our or third-party systems, networks or products, financial losses from remedial actions, loss of business, or potential liability, penalties, fines and/or damage to our reputation. Any of these could have a material adverse effect on our competitive position, results of operations, financial condition or liquidity. Due to the evolving nature of such risks, the impact of any potential incident cannot be predicted.

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

Supply shortages have and could continue to impair quality, reduce the availability or increase the cost of raw materials, which could harm our business. We rely on third-party independent contractors for certain integrated circuit chip sets, backlights, and other critical raw materials such as special glasses, wafers, and chemicals. Lead times for the parts and components that we order vary significantly and depend on factors such as manufacturing cycle times, manufacturing yields, and the availability of raw materials used to produce the parts or components. The semiconductor industry has been and continues to experience a shortage of semiconductor components. We have experienced intermittent shortages of raw materials, which has affected our ability to manufacture and ship units. These shortages have also resulted in an increase in the cost of raw materials and semiconductor components. Our products sold for defense applications go through an expensive and long qualification period before the government accepts the products. Once the product for a defense application is accepted there are restrictions on our ability to substitute a different raw material or component for the one used in the qualification of the product. If these shortages were to further affect our supply of raw materials, our ability to manufacture and distribute our products could continue to be adversely affected, which in turn would adversely affect our results of operations or financial condition.

Geopolitical tensions and any conflicts resulting therefrom may negatively affect our ability to source materials and components required to manufacture our products. We depend principally on a Taiwanese foundry for the fabrication of integrated circuits for our AMLCD defense display products. We use a Chinese foundry for the deposition process in creating our OLED displays. Our reliance on these foundries involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. Geopolitical changes in China-Taiwan or China-U.S. relations could disrupt these foundries’ operations and cause these risks to materialize, which would adversely affect our ability to manufacture our display products. If these foundries were to become unable to provide the required capacity, services or quality on a timely basis due to a military or other form of conflict, geopolitical tensions, including in Ukraine, the Middle East, China, Taiwan and other regions, financial market volatility and disruption, inflationary concerns, changes in tax laws and regulations, interest and currency exchange rates, uncertain economic conditions in the United States and abroad, and uncertainties with respect to tariffs, including those imposed or that may be imposed by the current presidential administration in the U.S., or other reasons relating thereto, we may not be able to manufacture and ship our display products, or we may be forced to manufacture them in limited quantities until replacement foundry services can be obtained. Furthermore, we cannot assure that we would be able to establish alternative manufacturing and packaging relationships on acceptable terms or at all.

We are in the process of transitioning from using a Chinese deposition foundry to a European foundry for certain OLED products for defense applications. We depend principally on a Chinese foundry for the deposition process in creating our OLED displays, but we are in the process of having the deposition process performed by a European foundry. If we are unsuccessful in executing our transition plan or if the transition is significantly delayed, our ability to manufacture and distribute our products could continue to be adversely affected, which in turn would adversely affect our results of operations or financial condition.

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

We generally do not have long-term contracts with our customers, which makes forecasting our revenues and operating results difficult. We generally do not enter into long-term agreements with our customers obligating them to purchase our products. Our business is characterized by short-term purchase orders with shipment schedules within one year, and we generally permit orders to be cancelled or rescheduled before shipment without significant penalty. As a result, our customers may cease purchasing our products at any time, which makes forecasting our revenues difficult. In addition, due to the absence of a substantial non-cancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The uncertainty about product orders makes it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels and the amounts we invest in capital equipment and new product development costs are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls, and our results of operations and financial condition could be materially adversely affected.

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

Our customers who purchase display products for defense applications typically incorporate our products into their products, which are sold to the U.S. Government under contracts. U.S. Government contracts generally are not fully funded at inception and may be terminated or modified prior to completion, which could adversely affect our business. Congress funds much of the federal budget on an annual basis, and Congress often does not provide agencies with all the money requested in their budget. Many of our customers’ contracts cover multiple years and, as such, are not fully funded at the contract award. If appropriations from Congress or a U.S. Government agency change, our customers’ contracts may be terminated for convenience. The Anti-Deficiency Act prohibits involving the government in any obligation to pay money before funds have been appropriated for that purpose, unless otherwise allowed by law. Therefore, the Anti-Deficiency Act indirectly regulates how agencies award our contracts and pay our invoices. Federal government contracts generally contain provisions that provide the federal government rights and remedies not typically found in commercial contracts, including provisions permitting the federal government to, among other things: terminate our existing contracts; modify some of the terms and conditions in our existing contracts; subject the award to protest or challenge by competitors; suspend work under existing multiple year contracts and related delivery orders; and claim rights in technologies and systems invented, developed or produced by us.

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

Our reliance on these foundries involves certain risks, including but not limited to:

●	Lack of control over production capacity and delivery schedules;
●	Limited control over quality assurance, manufacturing yields and production costs;
●	The risks associated with international commerce, including unexpected changes in legal and regulatory requirements supply chain interruptions or increased costs, changes and uncertainties with respect to tariffs and trade policies, including those imposed or that may be imposed by the current presidential administration in the U.S., and political and economic instability, international hostilities and resulting sanctions, acts of terrorism and governmental restrictions, inflation, trade relationships and military and political alliances; and
●	Natural disasters such as earthquakes, tsunamis, mudslides, drought, hurricanes and tornadoes.

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

We may be unable to adequately control purchase pricing of certain critical materials, which may materially adversely affect our sales or profitability. We have no long-term pricing contracts on foundry wafers and certain other materials that represent a significant portion of our product bill of material costs. We cannot provide assurance against supplier price increases that negatively impact on the cost of producing products, which may adversely affect sales or profitability. Finding and/or qualifying a more cost-effective replacement supplier may take significant time.

The markets in which we operate are highly competitive and rapidly changing and we may be unable to compete successfully. There are several companies that develop or may develop products that compete in our target markets. The individual components that we offer for sale (displays, optical lenses, backlights and ASICs) are also offered by companies whose sole business focuses on that individual component. For example, there are companies whose sole business is to sell optical lenses. Accordingly, our strategy requires us to develop technologies and to compete in multiple markets. Some of our competitors are much larger than we are and have significantly greater financial, development and marketing resources than we do. The competition in these markets could adversely affect our operating results by reducing the volume of the products we sell or the prices we can charge. These competitors may be able to respond more rapidly than us to new or emerging technologies, including artificial intelligence technologies, or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

Our success will depend substantially upon our ability to enhance our products and technologies and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and incorporate technological enhancements. For example, we believe there is a growing demand for microLED display products and if microLEDs can be successfully commercialized they may reduce demand for our AMLCD and OLED displays. We are investing in the development of microLED displays and the cost of such development we believe will be substantial. We are competing against larger companies with greater resources than us in the development of microLED displays. If we are unable to develop new products and enhance functionalities or technologies to adapt to these changes or secure any necessary regulatory approvals to roll out such new technologies on a timely basis, our business may suffer. In addition, our use of new or emerging technologies, such as artificial intelligence, may result in substantial integration and maintenance costs and may expose us to additional risks. For example, the content, analyses, or recommendations generated by artificial intelligence programs, if deficient, inaccurate, or biased, could adversely impact our business, financial condition, and operational results, as well as our reputation. Moreover, ethical concerns associated with artificial intelligence could lead to brand damage, competitive disadvantages, or legal repercussions. Any problems with our implementation or use of artificial intelligence or other technological advancements could also negatively impact on our business or results of our operations.

Disruptions of our production could adversely affect our operating results. If we were to experience any significant disruption in the operation of our facilities, we would be unable to supply our products to our customers. Many of our sales contracts include financial penalties for late delivery. In the past, we have experienced power outages at our facilities, which ranged in duration from one to four days. We have certain critical pieces of equipment necessary to operate our facilities that are no longer offered for sale, and we may not have service contracts or spare parts for the equipment. Additionally, as we introduce new equipment into our manufacturing processes, our display products could be subject to especially wide variations in manufacturing yields and efficiency. We may experience manufacturing problems that would result in delays in product introduction and delivery or yield fluctuations.

A disruption to our information technology systems could significantly impact on our operations, revenue and profitability. Our data processing systems and our Enterprise Resource Planning (“ERP”) software are cloud-based and hosted by third parties. We also use software packages that are no longer supported by their developer. We have experienced short-term (i.e., a few days) interruptions in our Internet connection. An interruption of the third-party systems or the infrastructure that allows us to connect to the third-party systems for an extended period may affect our ability to operate our business and process transactions, which could result in a decline in sales and affect our ability to achieve or maintain profitability.

We may not achieve some or all of the anticipated benefits of our equity investments. On December 27, 2025, we had equity investments in companies totaling $12.4 million, where we have limited, if any, control over their governance, financial reporting and operations. As a result, we face certain operating, financial and other risks relating to these investments, including risks related to the financial strength of the investments. We are required to periodically review the value of these investments for impairment. For example, in the third quarter of 2025, we reviewed the financial condition and other factors of our investment in a customer and as a result, we recorded an impairment charge of $0.4 million to reduce the carrying value of our investment. These investments may not contribute to our earnings or cash flow. In addition, these investments may be required to raise additional capital, which may result in our ownership percentage being decreased.

If we are unable to obtain or maintain existing software license relationships or other relationships relating to the intellectual property we use, our ability to grow revenue and achieve profitability and positive cash flow may be negatively affected. Our headset systems include software that we license from other companies. Should we violate the terms of a license, our license could be cancelled. Companies may decide to stop supporting the software we are licensing, or new versions of the software may not be compatible with our software, which would require us to rewrite our software, which we may not be able to do. Moreover, the license fees we pay may be increased, which would negatively affect our ability to achieve profitability and positive cash flow.

We may incur substantial costs in defending our intellectual property and may not be successful in protecting our intellectual property and proprietary rights. Our success depends in part on our ability to protect our intellectual property and proprietary rights. We rely on a combination of patents, trademarks, copyrights, trade secrets, nondisclosure agreements, IT security systems, internal controls and compliance systems, and other measures to protect our intellectual property. We also rely on nondisclosure agreements, confidentiality obligations in contracts, IT security systems, and other measures to protect certain customer and supplier information and intellectual property that we have in our possession or to which we have access. We have obtained certain domestic and foreign patents, and we intend to continue to seek patents on our inventions when appropriate. We also attempt to protect our proprietary information with contractual arrangements and under trade secret laws. Our employees and consultants generally enter into agreements containing provisions with respect to confidentiality and the assignment of rights to us for inventions made by them while in our employ or consulting for us. These measures may not adequately protect our intellectual property or proprietary rights. Existing trade secret, trademark and copyright laws afford only limited protection, and our patents could be invalidated, held to be unenforceable or circumvented. Moreover, the laws of certain foreign countries in which our products are or may be manufactured or sold may not provide full protection of our intellectual property rights. Misappropriation of our technology and the costs of defending our intellectual property rights from misappropriation could substantially impair our business. If we are unable to protect our intellectual property or proprietary rights, our business may not be successful, and the price of our common stock may decline.

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

Our business could suffer if we fail to recruit and retain key personnel. To continue to provide quality products in our rapidly changing business, we believe it is important to retain and recruit personnel with experience and expertise relevant to our business. Our success depends in large part upon several key management and technical employees. The loss of the services of one or more key employees, including Mr. Murray, our President and Chief Executive Officer, could seriously impede our success. We do not maintain any “key-man” insurance policies on Mr. Murray or any other employees. Due to the competitive nature of the labor markets in which we operate, we may be unsuccessful in attracting and retaining these personnel. Our inability to attract and retain key personnel could adversely affect our ability to develop and manufacture our products.

If we fail to keep pace with changing technologies, we may lose customers. Rapidly changing customer requirements and evolving technologies and industry standards characterize our industry. We may be unable to bring to market technologies and products that are attractive to our customers, and as a result, our business, financial condition and results of operations may be materially adversely affected.

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

We may incur significant liabilities if we fail to comply with stringent environmental laws and regulations and the ITAR, or if we did not comply with these regulations in the past. We are subject to a variety of federal, state and local government regulations related to the use, storage, discharge and disposal of toxic or other hazardous chemicals used in our manufacturing process. We are also subject to federal International Traffic in Arms Regulations (“ITAR”) laws that regulate the export of technical data and export of products to other nations that may use these products for defense purposes. Failure to comply with present or future regulations could result in fines, suspension of production, or a cessation of operations. Any failure on our part to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject us to significant future liabilities. Any failure on our part to obtain any required licenses for the export of technical data and/or export of our products or to otherwise comply with ITAR, could subject us to significant future liabilities. In addition, we cannot be certain that we have not violated applicable laws or regulations in the past, which violations could result in required remediation or other liabilities. We also cannot be certain that past use or disposal of environmentally sensitive materials in conformity with the existing environmental laws and regulations will protect us from required remediation or other liabilities under current or future environmental laws or regulations.

We may be unable to modify our products to meet regulatory or customer requirements. From time to time our products display are subject to new domestic and international requirements, such as the European Union’s Restriction on Hazardous Substances Directive. If we are unable to comply with these regulations, we may not be permitted to ship our products, which would adversely affect our revenue and ability to maintain profitability. In addition, if we are found to be in violation of laws, we may be subject to fines and penalties.

We may be unable to successfully integrate new strategic acquisitions and investments, which could materially adversely affect our business, results of operations and financial condition. In the past, we have made, and in the future, we may make acquisitions of, and investments in, businesses, products and technologies that could complement or expand our business. We may not be able to successfully integrate future acquired businesses, assets or technologies into our existing business and products. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses and write-downs of acquired assets.

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

Changes in China’s laws, legal protections or government policies on foreign investment in China may harm our business. Our Chinese investments are subject to laws and regulations applicable to foreign investment in China as well as laws and regulations applicable to foreign-invested enterprises. These laws and regulations frequently change, including as a result of the current presidential administration in the U.S., and their interpretation and enforcement involve uncertainties that could limit the legal protections available to us. Regulations and rules on foreign investments in China impose restrictions on the means that a foreign investor like us may apply to facilitate corporate transactions we may undertake. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. If any of our past operations are deemed to be non-compliant with Chinese law, we may be subject to penalties. For instance, under the catalogue for the Guidance of Foreign Investment Industries, some industries are categorized as sectors that are encouraged, restricted or prohibited for foreign investment. As the Catalogue for the Guidance of Foreign Investment Industries is updated every few years, there can be no assurance that China’s government will not change its policies in a manner that would render part or all of our investment to fall within the restricted or prohibited categories. If we cannot obtain approval from relevant authorities to engage in businesses that have become prohibited or restricted for foreign investors, we may be forced to sell our investment if possible. Moreover, uncertainties in the Chinese legal system may impede our ability to enforce contracts with our business partners, customers and suppliers, or otherwise pursue claims in litigation to recover damages or loss of property, which could adversely affect our business and operations.

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

As a company that sells products for defense applications, we may be the target of cyber-attacks from a variety of threat actors. Cybersecurity threats include attacks on, or other attempts to infiltrate, our information technology (“IT”) infrastructure and the IT infrastructure of our customers, suppliers, subcontractors and other third parties, attempting to gain unauthorized access to our confidential or other proprietary information, classified information, or information relating to our employees, customers, and other third parties, or to disrupt our systems or the systems of our customers, suppliers, subcontractors, and other third parties. Cybersecurity threats also include attempts to infiltrate our products or services, including attacks targeting security, confidentiality, integrity and/or availability of the hardware, software and information installed, stored or transmitted in our products, including after the purchase of those products and when they are incorporated into third-party products, facilities, or infrastructure.

Our Cybersecurity Program

Our products and services are normally classified as EAR 99 by the U.S. government, but our defense customers may ask us to make some alterations for the environments the products will be used in. Moreover, our products sold for defense applications are integrated with our customers’ products and these customers may provide us with Controlled Unclassified Information (“CUI”) that requires, safeguarding and dissemination controls in accordance with laws, regulations, or Government-wide policies. Given the nature of our business and the cybersecurity risks we face, we have instituted a cybersecurity program for identifying, assessing, and managing cybersecurity risks, which include material risks from cybersecurity threats to our internal systems, our products, services and programs for customers, and our supply chain. Our management of cybersecurity risks to the Company is integrated into our Company-wide enterprise risk management program.

Our enterprise cybersecurity program aligns with the National Institute of Standards and Technology (“NIST”) standards, among others. The program includes processes and controls for the deployment of new IT systems by the Company and controls over new and existing system operations. We, or third parties, contract with, monitor and conduct regular testing of these controls and systems, including vulnerability management through active discovery and testing to regularly assess patching and configuration status. In addition, we require our employees to complete annual cybersecurity training, and we regularly conduct simulated phishing and cyber-related communications.

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

Oversight of Third-Party Risk.

To mitigate risks related to the use of third-party service providers, we have developed processes to evaluate and identify any risks from cybersecurity threats associated with the use of their tools or services and monitor third party service providers ongoing compliance with our cybersecurity standards. This approach is designed to oversee and manage risks related to data breaches or other security incidents originating from third parties.

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

Board Oversight and Management’s Role

Our Board of Directors has primary responsibility for enterprise cybersecurity risks. The Audit Committee also considers enterprise cybersecurity risks in connection with its financial and compliance risk oversight role. The Chief Financial Officer regularly reports to the Board of Directors on the status of the Company’s cybersecurity program and provides the Board with the annual assessment by a third party on the Company’s cybersecurity program. Cybersecurity risks are also included with the Company’s annual business risk assessment which is provided by the Board of Directors.

For more information on risks related to cybersecurity, see Item IA. “Risk Factors” of this Annual Report on Form 10-K.

Item 2.	Properties

We lease our 74,000 square foot production facility in Westborough, Massachusetts, 10,000 square feet of which is contiguous environmentally controlled production clean rooms operated between Class 10 and Class 1,000 levels.

Kopin Virginia, Inc., our subsidiary in Reston, Virginia, leases 6,100 square feet in Reston. KEL, leases 20,000 square feet in Dalgety Bay, 5,000 square feet of which is contiguous environmentally controlled production clean rooms operated between Class 10 and Class 10,000 levels. KEL also leases an office in Berlin, Germany.

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

BlueRadios, Inc. v. Kopin Corporation, Civil Action No. 16-02052-JLK (D. Col.):

On August 12, 2016, BlueRadios, Inc. (“BlueRadios”) filed a complaint in the U.S. District Court for the District of Colorado, alleging that the Company breached a contract between it and BlueRadios concerning the design, development and commercialization micro-display products with embedded wireless technology referred to as “Golden-i,” breached the covenant of good faith and fair dealing associated with that contract, breached its fiduciary duty to BlueRadios, and misappropriated trade secrets owned by BlueRadios in violation of Colorado law (C.R.S. § 7-74-104(4)) and the Defend Trade Secrets Act (18 U.S.C. § 1836(b)(1)). BlueRadios further alleged that the Company was unjustly enriched by its alleged misconduct, BlueRadios is entitled to an accounting to determine the amount of profits obtained by the Company as a result of its alleged misconduct, and the inventorship on at least ten patents or patent applications owned by the Company need to be corrected to list BlueRadios’ employees as inventors and thereby list BlueRadios as co-assignees of the patents. BlueRadios seeks monetary, declaratory, and injunctive relief, including for alleged non-payment of engineering retainer fees.

On Monday, April 22, 2024, after a four-week trial, a jury verdict was entered finding for BlueRadios and awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages. On May 22, 2024, the Company filed its Motion for Judgment as a Matter of Law or in the alternative for a New Trial, as well as two submissions arguing that the disgorgement and exemplary damages should not be awarded. That same day, BlueRadios filed motions seeking a permanent injunction prohibiting Kopin from selling any products that incorporate BlueRadios’ trade secrets, over $10.8 million in pre-judgment interest, and over $10.2 million in attorneys’ fees and costs. Briefing on those issues concluded on June 26, 2024. On September 25, 2024, the Company filed a supplemental brief on issue preclusion arguing that BlueRadios’ claims were untimely because of findings of fact made in BlueRadios, Inc. v. Hamilton, Brook, Smith & Reynolds, P.C., No. 1:21-cv-10488-DJC, ECF 268 (D. Mass. Sept. 18, 2024). That supplemental briefing concluded on October 29, 2024.

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

On October 2, 2025, the Company posted a supersedeas bond for $23.0 million which consisted of the $19.7 million judgement, legal expenses, and interest that would accrue over the expected term of the appeal. To post the bond the Company entered into loan agreements (the “Agreements”) with its bank which provides the bank with a security interest in the $23.0 million plus $1.15 million in fees for a total of $24.2 million the Company deposited with the bank. This $24.2 million is classified as Restricted Cash. The bank then issued a Letter of Credit (LOC) to a surety company who then issued the bond to the court. The Agreement provides for standard representations and warranties and allows the bank to use the $23.0 million to satisfy the LOC in the event the LOC is called.

On October 7, 2025, the Company filed an appeal of the $19.7 million judgement against the Company in connection with the BlueRadios litigation. As of December 27, 2025, the Company has accrued $19.7 million for the judgment within Accrued litigation liability and has accrued approximately $0.3 million in related interest within Other accrued liabilities.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Capital Market under the symbol “KOPN”.

As of March 9, 2026, there were approximately 273 shareholders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name.

We have not paid cash dividends in the past, nor do we expect to pay cash dividends to common shareholders for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.

Equity Compensation Plan Information

The following table sets forth information as of December 27, 2025, about shares of the Company’s common stock issuable upon the exercise of outstanding options, warrants and rights and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (b))
Equity compensation plans approved by security holders	4,939,844	$1.41	7,530,092	(1)
Equity compensation plans not approved by security holders	400,000	$2.14	—

(1) Consists of shares available under the 2020 Equity Incentive Plan.

Recent Sale of Unregistered Securities

The Company has not issued unregistered securities to any person within the last three years, except as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and, unless otherwise indicated below, the Company believes that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, Rule 701 of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder. All recipients had adequate access, through their relationships with the Company, to information about the Company.

On October 16, 2025, Theon purchased 1,000 shares of Series A Convertible Preferred Stock at a price of $7,000 pursuant to that certain Series A Convertible Preferred Stock Purchase Agreement, dated August 8, 2025, by and between the Company and Theon, as amended by the First Amendment to Series A Convertible Preferred Stock Purchase Agreement, dated September 30, 2025. Each share of the Preferred Stock is convertible into shares of the Company’s Common Stock, at an initial conversion price of $3.00 per share subject to a 9.99% beneficial ownership blocker. If the Common Stock of the Company trades at the Mandatory Conversion Price for at least 10 trading days within a 30 consecutive trading day period, the Company can force conversion at 80% of the Mandatory Conversion Price. The Preferred Stock earns 4% annual dividends (2% payable in cash and 2% payable in Preferred Stock). The Preferred Stock shall vote on an “if converted” basis with the Common Stock of the Company.

On September 29, 2025, the Company announced that it has entered into the Purchase Agreement with certain investors pursuant to which the Company agreed to sell and issue pursuant to the PIPE, 19,545,950 Shares. The net proceeds to the Company from the offering are estimated to be approximately $38.1 million, after deducting placement agent fees and commissions and estimated offering expenses payable by the Company. The transaction closed on September 30, 2025. The Company also entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with Stifel, Nicolaus & Company, Incorporated, LLC (the “Placement Agent”), dated June 10, 2025 and amended on September 23, 2025, pursuant to which the Placement Agent acted as the exclusive placement agent for the Company in connection with the Placement (as defined in the Placement Agency Agreement). The Company paid the Placement Agent a cash fee based on the total size of the Placement according to a formula set forth in the Placement Agency Agreement.

On September 4, 2025, the Company entered into an Inducement Restricted Stock Award Agreement with Erich Manz. Pursuant to the Agreement, the Company granted to Mr. Manz 400,000 restricted shares of Kopin common stock, subject to certain restrictions. 25% of the restricted shares will vest on each December 10 beginning in 2026, subject to Mr. Manz’s continued employment with the Company on the applicable vesting date.

Company Stock Performance

The following graph shows a five-year comparison of cumulative total shareholder return for the Company, the Nasdaq US Benchmark TR Index and the S&P 500 Information Technology index. The graph assumes $100 was invested in each of the Company’s common stock, the Nasdaq US Benchmark TR Index and the S&P 500 Information Technology index on December 31, 2020. Data points on the graph are annual. Note that historical price performance is not necessarily indicative of future performance.

Kopin Corporation
S&P 500 Information Technology Index
NASDAQ US Benchmark TR Index

300
250
200
150
100
50
0
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Dec-25
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

Our fixed-price contracts with the U.S. Government or other customers may result in revenue recognized in excess of amounts currently billed. We disclose the excess of revenues over amounts actually billed as Contract assets on the balance sheet. Amounts billed and due from our customers are classified as Accounts receivable on the balance sheets. In some instances, the U.S. Government retains a small portion of the contract price until completion of the contract. The portion of the payments retained until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For contracts with the U.S. Government, we typically receive interim payments either as work progresses, by achieving certain milestones or based on a schedule in the contract. We recognize a liability for these advance payments in excess of revenue recognized and present it as Contract liabilities on the balance sheets. Advanced payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract. For industrial and consumer purchase orders, we typically receive payments within 30 to 60 days of shipment of the product, although for some purchase orders, we may require advanced payment prior to shipment of the product.

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

Accounting for design, development and production contracts requires judgment relative to assessing risks, estimating contract revenues and costs and making assumptions for schedule and technical issues. Due to the size and nature of the work required to be performed in many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. We have to make assumptions regarding the number of labor hours required to complete a task, the complexity of the work to be performed, the availability and cost of materials and performance by our subcontractors. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in the contract value when they can be reliably estimated and realization is considered probable. If our estimate of total contract costs or our determination of whether the customer agrees that a milestone achievement is incorrect, our revenue could be overstated or understated and the profits or loss reported could be subject to adjustment.

For our commercial customers, the Company’s revenue is recognized when obligations under the terms of a contract with our customer are satisfied and the Company transfers control of the products or perform services, which is upon delivery of the product to the customer or performance of the services. Revenue is recorded as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Provisions for product returns and allowances are reductions in the transaction price and are recorded in the same period as the related revenues. We analyze historical returns, current economic trends and changes in customer demand when evaluating the adequacy of sales returns and other allowances. Certain product sales are made to distributors under agreements allowing for a limited right of return on unsold products. Sales to distributors are primarily made for sales to the distributors’ customers and not for stocking of inventory. Sales, value add and other taxes we collect concurrently with revenue-producing activities are excluded from revenue.

The Company also licenses its intellectual property (“IP”) through technology license agreements which provides the customer the right to use our IP as it exists at a point in time. These agreements may include other performance obligations including the sale of products to the customer. The satisfaction of the Company’s performance obligation, and related recognition of revenue, occurs when the IP is delivered to the customer, the license period has begun and there are no additional performance obligations in the agreement. When the license is distinct from other obligations in the agreement, the Company treats the license and other performance obligations as separate performance obligations. Accordingly, the license is recognized at a point in time or over time based on the standalone selling price. Under certain license agreements, we may receive royalties based on the sales of the licensed product. We recognize royalty revenue upon the later of when the related sales occur, or when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Under our current license agreements for which a royalty exists, we have recorded revenue when the related sales by our customer occur because the performance obligation related to the delivery of the license to the customer has been satisfied.

Investment Valuation

We periodically make equity investments in private companies, accounted for as an equity investment, whose values are difficult to determine. When assessing investments in private companies for impairment, we consider such factors as, among others, the share price from the investee’s latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, the liquidity and cash position, including its cash burn rate and market acceptance of the investee’s products and services. Because these are private companies that we do not control we may not be able to obtain all of the information we want in order to make a complete assessment of the investment on a timely basis. Accordingly, our estimates may be revised if other information becomes available at a later date.

Consolidation, Variable Interest Entities, and Deconsolidation of Kopin Europe

We evaluate whether entities in which we hold an ownership or contractual interest should be consolidated in accordance with ASC 810, Consolidation. This evaluation requires significant judgment, including determining whether an entity is a variable interest entity (“VIE”) and, if so, whether we are the primary beneficiary.

On October 16, 2025, following a strategic transaction with Theon International Plc (“Theon”), pursuant to which Theon acquired a 49% equity interest in Kopin Europe Ltd. (“Kopin Europe”) and the parties entered into a shareholder agreement, management reassessed its interest in Kopin Europe under the VIE model. Although we continue to hold a variable interest in Kopin Europe, management concluded that Kopin Europe is a VIE for which we are no longer the primary beneficiary.

This conclusion required significant judgment, particularly in evaluating whether we have the power to direct the activities that most significantly impact Kopin Europe’s economic performance and whether we have the obligation to absorb losses or the right to receive benefits that could be potentially significant. In making this determination, management considered, among other factors, the governance provisions in the shareholder agreement, the substantive decision making rights held by Theon, the nature of the activities that most significantly affect Kopin Europe’s economic performance, and our exposure to Kopin Europe’s economics following the transaction. Decisions regarding those significant activities require the consent of both Kopin and Theon.

As a result of this assessment, Kopin Europe was deconsolidated from our consolidated financial statements, and we recognized a gain on deconsolidation. Our retained interest in Kopin Europe is accounted for under the equity method, and we elected the fair value option for this investment.

Because this assessment involves significant judgment and is sensitive to changes in facts and circumstances, including modifications to governance arrangements, ownership interests, or operating activities, different assumptions or changes in circumstances could result in a different consolidation conclusion in future periods.

Results of Operations

We have two principal sources of revenues: product revenues and research and development (“R&D”) revenues. R&D revenues consist primarily of development contracts with agencies or prime contractors of the U.S. Government and commercial enterprises.

We manufacture Active-matrix Liquid Crystal (“AMLCD”) transmissive. and Liquid Crystal on Silicon (“LCOS”) reflective microdisplays. Our AMLCD display production is being performed entirely in our Westborough, Massachusetts facility. KEL manufactures our LCOS microdisplays in its facility located in Scotland. Our OLED displays are designed by us with silicon wafer and OLED depostion by third parties, and final assembly and test by us or in some instances by our deposition partners.

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

Because our fiscal year ends on the last Saturday of December, every seven years we have a fiscal year with 53 weeks. Our fiscal years 2025 and 2024 were 52-week years.

Revenues. Our revenues by display application, which include product sales and amounts earned from research and development contracts, for fiscal years 2025 and 2024 by category, were as follows:

(In thousands)	2025	2024
Defense	$29,361	$41,249
Industrial	3,025	2,200
Consumer	9	24
Medical	594	103
Other product	78	—
Net product revenues	33,067	43,576
R&D	4,590	5,997
License and royalties	410	762
ASC 606 revenues	38,067	50,335
Grant	858	—
Collaboration	399	—
Non ASC 606 revenues	1,257	—
Total Revenues	$39,324	$50,335

Fiscal Year 2025 Compared to Fiscal Year 2024

Sales of our products for Defense applications include systems used by the military both in the field and for training and simulation. Sales of our products for Defense applications may be for a one-time purchase or for programs that run for several years. Revenues from product sales to defense customers decreased in 2025 compared to 2024, primarily due to a decrease in shipments of our products for thermal weapon sight applications.

Industrial applications revenues represent customers who purchase our display products for use in headsets used for manufacturing, distribution, public safety, 3D metrology equipment and other industrial applications. Our 3D metrology customers are primarily located in Asia, and they sell to Asia-based contract manufacturers who use the 3D metrology machines for quality control purposes. The industrial applications market has seen new entrants over the last few years, which has led to increased price competition. We have introduced lower priced products in 2025 to compete with our competitors, but we expect this trend will continue and hence we are focusing our product and selling efforts on other more attractive market segments.

Sales of our displays for Consumer applications are primarily for use in thermal imaging products, recreational rifle and hand-held scopes. The decrease in Consumer applications in 2025 compared to 2024 was primarily due to our re-focusing the Company’s sales and marketing efforts on defense applications.

R&D revenues decreased in 2025 as compared to 2024 primarily due to the timing of both starts of new programs and completion of our existing programs. This variance falls within the normal ebb and flow of funded programs. These contracts typically reimburse us for direct costs and allocated overhead and selling, general and administrative costs and in some cases profit. In 2025 and 2024, our R&D revenues exceeded funded R&D expenses by approximately $1.1 million and $2.2 million, respectively.

The decrease in license and royalty revenue in 2025 compared to 2024 is due to a decrease in royalties earned under IP license agreements for industrial wearable headsets.

International product sales represented approximately 5% of product revenues for 2025 and 2024. We categorize our revenues as either domestic or international based upon the delivery destination of our product. For example, if the customer is located in Asia or if a U.S. customer has its Asian contract manufacturer order product from us and we deliver the product to Asia, we categorize both these sales as international. In addition, if we earn royalties on sales from a customer, the royalties are categorized as domestic or international based on how the product revenues are categorized. Our international sales decreased in 2025 as compared to 2024 due mainly to a decrease in sales of our products for 3D metrology application by Kopin Europe Ltd. Our international sales are primarily denominated in U.S. dollars. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, which could result in a reduction in sales or profitability in those foreign markets. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Great Britain pound and the U.S. dollar.

Cost of Product Revenues. Cost of product revenues, which are comprised of materials, labor and manufacturing overhead related to the production of our products for fiscal years 2025 and 2024 were as follows:

(In thousands, except percentages)	2025	2024
Cost of product revenues	$27,831	$36,164
Cost of product revenues as a % of net product revenues	84.2%	83.0%

Fiscal Year 2025 Compared to Fiscal Year 2024

Cost of product revenues increased as a percentage of revenues in 2025 as compared to 2024 primarily due to lower overhead absorption due to lower total product volume, as well as higher one-time write downs of obsolete materials that offset gains in operational efficiencies. Additionally, the margin improvements from efficiency gains within our thermal weapon sights product line were partially offset by lower margin contribution from industrial and training and simulation revenues due to their lower 2025 sales. The Company also implemented several programs and hired additional employees to improve manufacturing quality and efficiency.

The United States government is or is in the process of increasing or implementing tariffs on the importation of certain goods. In some cases, our contracts allow us to pass along new or increased tariffs subject to ability to prove the impact of the tariff on the cost of our product. If we are unable to increase our prices due to the implementation or increase in tariffs, duties and other taxes our gross margin and overall profitability will be negatively impacted. Furthermore, order intake along with certain programmatic revenue recognition was hindered by several government shutdowns that imposed significant delays to our 2025 plan. Several expected orders and subsequent revenue recognition have been delayed into 2026 due to substantial backlogs within the contracting pipeline.

The issues associated with the global shortage of semiconductor circuit chips and other raw materials decreased in 2025 and 2024. However, we have identified several semiconductor components which continue to have long delivery times. We continue to search for and procure all necessary components from our current vendors and from new vendors. In certain situations, we may procure alternative components or procure them at an increased cost. The inability to procure a single component will prevent the completion of our product and the ability to sell the product. Our products go through extensive qualification processes and therefore our customers may not accept a replacement component. We are unable to determine if we will be able to obtain all necessary components for fiscal 2026. If we are unable to obtain all necessary components, we may be required to stop production, which would negatively affect our cash flow and results of operations.

Research and Development. Research and development (“R&D”) expenses are incurred in support of internal display development programs or programs funded by agencies or prime contractors of the U.S. Government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products and allocated overhead. In fiscal year 2025, our Funded R&D expenditures were primarily related to our display products and defense systems, and our Internal R&D was primarily related to the development of OLED displays. R&D expenses for fiscal years 2025 and 2024 were as follows:

(In thousands)	2025	2024
Funded	$3,455	$3,802
Internal	6,692	5,833
Total	$10,147	$9,635

Fiscal Year 2025 Compared to Fiscal Year 2024

Funded R&D expense for 2025 decreased as compared to 2024 primarily due to decreased spending on U.S. defense programs and programs previously in development are transitioning into production. Internal R&D expense for 2025 increased as compared to 2024 primarily due to an increase in internally developed technology focused on future process improvement. During the second half of 2025 we were awarded a $15.4 million Other Transaction Agreement (“OTA”) from the Office of the Secretary of War (“OSW”) through the U.S. Army Contracting Command (“ACC”) under the Industrial Base Analysis and Sustainment (“IBAS”) program. This contract is for the first stages of enablement for domestic microLED production and development of ultra-bright, full-color MicroLED displays optimized for ground soldier augmented reality (“AR”) applications. As a result of this contract and other contracts we have received, we believe funded research and development expenses will increase in fiscal year 2026 as compared to fiscal year 2025.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. SG&A expenses for the fiscal years 2025 and 2024 were as follows:

(In thousands, except percentages)	2025	2024
Selling, general and administrative expense	$16,299	$22,845
Selling, general and administrative expense as a % of total revenue	41.4%	45.4%

Fiscal Year 2025 Compared to Fiscal Year 2024

SG&A for 2025 decreased compared to 2024 primarily due to a decrease of approximately $6.4 million in legal fees and $0.1 million in professional fees.

Litigation Damages. Litigation damages were accrued as a result of the April 22, 2024, jury verdict that was entered against the Company awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages. On September 5, 2025, Kopin received a judgment from the courts in the BlueRadios litigation awarding BlueRadios $19.7 million in damages but denying permanent injunction and prejudgment interest. This most recent judgment also provides for the accrual of interest of less than $0.1 million per month until the final settlement. As a result, the accrued litigation damages were reduced by $5.1 million in fiscal year 2025. We also recognized approximately $0.3 million of litigation damages related to the interest on the judgment in fiscal year 2025.

Total Non-operating Income (Expense). Non-operating Income (expense) is primarily composed of interest income, revaluation and impairment of equity investments, foreign currency transactions, gain due to the Deconsolidation of Kopin Europe Ltd, as defined and discussed in Note 1. and other non-operating income items. Non-operating income (expense) for the fiscal years 2025 and 2024 were as follows:

(In thousands)	2025	2024
Total non-operating income (expense)	$12,669	$(599)

Fiscal Year 2025 Compared to Fiscal Year 2024

In 2025, we recorded $11.1 million gain on deconsolidation and $0.8 million of impairment losses on equity investments. In 2024, we recorded $1.6 million of impairment losses on equity investments. In 2025, we recorded $0.3 million in foreign currency gains compared to $0.2 million of foreign currency gains recorded in 2024.

Tax provision

(In thousands)	2025	2024
Tax provision	$(208)	$(170)

Fiscal Year 2025 Compared to Fiscal Year 2024

The provision for income taxes for the fiscal years ended 2025 and 2024 of approximately $(0.2) million was due to the accretion of additional potential liabilities related to uncertain tax positions and deferred tax liabilities for the Company’s former Korean subsidiary.

Liquidity and Capital Resources

At December 27, 2025 and December 28, 2024, we had cash and cash equivalents, including restricted cash, and marketable securities of $61.6 million and working capital of $33.6 million compared to $36.6 million and $18.9 million, respectively.

The increase in cash, cash equivalents, and restricted cash for the twelve months ended December 27, 2025 was primarily due to proceeds from the sales of marketable securities of $36.4 million, proceeds from issuance of preferred stock of $6.7 million partially offset by purchases of marketable securities of $15.2 million, cash used in operations of $15.5 million, capital expenditures of $1.4 million and proceeds from the sale of an equity investment of $0.3 million. For the twelve months ended December 27, 2025, cash used in operating activities consisted of net income of $2.6 million, net cash used to fund changes in operating assets and liabilities of $6.3 million, and non-cash charges totaling $11.9 million, which was primarily related to accrued litigation damages offset by stock-based compensation, inventory reserves, depreciation, and investment impairment net of unrealized gains. We expect that net cash used for or provided by operating activities to fluctuate based on our operating results.

Litigation damages were accrued as a result of the April 22, 2024, jury verdict that was entered against the Company awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages. On September 5, 2025, Kopin received a judgment from the courts in the BlueRadios litigation awarding BlueRadios $19.7 million in damages but denying permanent injunction and prejudgment interest. This most recent judgment also provides for the accrual of interest of less than $0.1 million per month until the final settlement. As a result, the accrued litigation damages were reduced by $5.1 million in fiscal year 2025. We also recognized approximately $0.3 million of litigation damages related to the interest on the judgment in fiscal year 2025. On October 2, 2025, the Company posted a supersedeas bond for $23.0 million which consisted of the $19.7 million judgement, legal expenses, and interest that would accrue over the expected term of the Company’s appeal to the verdict.

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

On September 29, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) for a private investment in public equity financing (the “PIPE”) for 19,545,950 shares of its common stock, par value $0.01 per share (the “Shares”). The net proceeds to the Company from the offering were approximately $38.1 million, after deducting placement agent fees and commissions and estimated offering expenses payable by the Company. The transaction was consummated on September 30, 2025.

On October 16, 2025, the Company completed a $15 million strategic investment with Theon International Plc. Under the terms of the Agreements, Theon acquired a 49% interest in Kopin’s subsidiary, Kopin Europe Ltd. for $8.0 million and the parties entered into a licensing and development agreement and funding agreements relating to the joint development of military products. In addition, Theon purchased $7.0 million worth of shares of Series A Convertible Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”). Each share of the Preferred Stock is convertible into shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”) at an initial fixed conversion price of $3.00 per share, pursuant to the terms of the Certificate of Designation for Series A Convertible Preferred Stock of the Company (the “Certificate of Designations”). The Company will have the ability to force the conversion of the preferred stock into common stock once the Company’s common stock trades at $5.50 per share or higher for 10 Trading Days (as defined in the Certificate of Designation) within a 30 consecutive Trading Day period. The Preferred Stock will carry an annual dividend of at the base rate dividend rate of 4%, 2% payable in cash and 2% payable in stock. With the close of this transaction, Kopin Europe Ltd. was deconsolidated from the Company’s consolidated financial statements. The consolidated statement of operations therefore includes nine months and sixteen days of activity related to Kopin Europe Ltd. The assets and liabilities of Kopin Europe Ltd. are no longer included within the Company’s consolidated balance sheets. Any discussions related to results, operations, and accounting policies associated with Kopin Europe Ltd. are referring to the current period through this transaction and prior periods as consolidated.

At-the-market offerings

During the three months ended March 30, 2024, we sold 3,080,000 shares of common stock for gross proceeds of $7,466,755 (average of $2.42 per share) before deducting broker expenses paid by us of approximately $0.2 million, pursuant to our then effective At-The-Market Equity Offering Sales Agreement, dated as of March 5, 2021 (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”), as agent. The ATM Agreement terminated in the three months ended March 30, 2024. On January 24, 2025, we entered into a new At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated (“Stifel”), as agent, for the sale of up to $50 million of securities.

The following table presents the components of our cash, cash equivalents, restricted cash and marketable securities held in U.S. dollars as of the dates presented:

	December 27, 2025	December 28, 2024
Domestic locations	$61,627,146	$36,491,339
Foreign locations	—	56,984
Subtotal cash, cash equivalents, restricted cash and marketable securities held in U.S. dollars	61,627,146	36,548,323
Cash and cash equivalents held in other currencies and converted to U.S. dollars	—	81,455
Total cash, cash equivalents, restricted cash and marketable securities	$61,627,146	$36,629,778

The domestic locations balance of $61.6 million for the fiscal year ended 2025 includes $25.3 million of restricted cash that is not available for current operating use.

The manufacturing operations at our Korean facility, Kowon, have ceased and Kowon was liquidated at fiscal year ended 2018. We have recorded deferred tax liabilities for any additional withholding tax that may be due to the Korean government upon Kowon’s final tax return acceptance.

We had net income of of $2.6 million in fiscal year 2025 and a net loss of $43.9 million in fiscal year 2024, and net cash outflows from operations of $15.5 million and $14.2 million for the fiscal years ended 2025 and 2024, respectively. Our net cash outflows from operations were partially a result of funding our ongoing investments in research and development which we believe will continue. However, the Company raised approximately $45.8 million during the fiscal year ended December 27, 2025, through the issuance of common stock, pre-funded warrants and preferred stock. Moreover, the Company has posted a bond to satisfy the court’s verdict of $19.7 million in damages and anticipated accrued interest in the matter of BlueRadios vs. Kopin Corporation, Inc. should the Company’s appeal be unsuccessful (refer to Note 14 of our consolidated financial statements for more information). As of December 27, 2025, the Company had $36.4 million cash and cash equivalents (excluding restricted cash), which the Company believes is sufficient to support its operations and satisfy its obligations for at least the next twelve months from the date of this filing. We estimate we will have sufficient liquidity to fund operations at least through the end of the second quarter of 2027. Nonetheless, we monitor the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If our actual results are less than projected or we need to raise capital for additional liquidity, we may be required to do additional equity financing, reduce expenses or enter into a strategic transaction. However, we can make no assurance that we will be able to raise additional capital, reduce expenses sufficiently, or enter into a strategic transaction on terms acceptable to us, or at all

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Seasonality

Our revenues have not followed a seasonal pattern for the past three years and we do not anticipate any seasonal trend to our revenues in 2026.

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

The following is a summary of our contractual lease payment obligations as of December 27, 2025:

	Payment due by period
	Total	Less than 1 year	1-3 Years	4-5 years	More than 5 years
Operating Lease Obligations	$1,603,198	732,610	870,588	—	—

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this Item are included in this Report on pages 42 through 70. Reference is made to Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

In connection with filing the Annual Report on Form 10-K, management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by our Annual Report on Form 10-K for the fiscal year ended December 27, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to the material weaknesses identified by management and described below.

During 2025, management continued to implement enhancements to the Company’s internal control over financial reporting designed to address the material weakness previously disclosed in our 2024 Annual Report on Form 10-K. These remediation efforts included strengthening financial review controls, enhancing documentation procedures, and expanding internal oversight of key accounting processes. While these actions have improved the control environment, management determined that the remediation process was not fully completed as of December 27, 2025, and therefore the previously identified material weaknesses have not yet been fully remediated. In addition, management identified an additional material weakness during 2025, as described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that:

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of December 27, 2025, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, our management concluded that, as of December 27, 2025, internal control over financial reporting was not effective based on criteria established in the Internal Control-Integrated Framework issued by the COSO for reasons discussed below.

We identified control deficiencies, that when aggregated, constitute material weaknesses as follows:

●	Design and operating effectiveness of information technology general computer controls in the areas of user access and program change-management for certain information technology systems that are critical to capturing, processing, and reporting financial transactions. These ineffective information technology controls contributed to (i) improper segregation of duties among certain business process controls and (ii) ineffective data validation of spreadsheets and system-generated reports.

●	Management identified a material weakness in the Company’s internal control over financial reporting related to the design and operation of controls over the period-end financial reporting and disclosure process. Specifically, management did not design, implement, and maintain sufficiently precise review controls, including controls over the completeness and accuracy of information used in the operation of controls and the retention of evidence of review, to achieve timely, complete, and accurate accounting and disclosures in multiple financial statement areas, including prepaid expenses and other current assets, stockholders’ equity, share-based compensation, certain investments, and income taxes.

●	Management did not design and implement certain business process controls related to the revenue cycle, including appropriate controls over contract accounting reviews and completeness and accuracy of required disclosures.

●	Management did not design and implement certain business process controls related to the accounting evaluation of significant unusual transactions and completeness and accuracy of required disclosures.

Remediation Activities

Management is actively engaged in the implementation of a remediation plan to implement measures designed to improve our internal control over financial reporting to remediate these material weaknesses with oversight from the Audit Committee of the Board of Directors.

Changes in Internal Control Over Financial Reporting

Except as described above related to the identification of the material weaknesses, there were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 27, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

Rule 10b5-1 Plan Trading Arrangements

During our last fiscal quarter, certain of the Company’s officers adopted a “Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934.

On November 18, 2025, Paul C. Baker, Chief Operating Officer, adopted a Rule 10b5 1 trading plan providing for the sale of up to 170,989 shares of the Company’s common stock. The plan is structured with predetermined trading parameters and is scheduled to terminate on December 18, 2026.

On November 24, 2025, Michael Murray, Chief Executive Officer adopted a Rule 10b5 1 trading plan providing for the systematic sale of up to 386,667 shares of the Company’s common stock. The plan specifies predetermined criteria for timing, amount, and price of sales and is scheduled to terminate on December 24, 2026.

Other than disclosed above, during the three months ended December 27, 2025, none of our directors or officers terminated or modified any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each item is defined in Item 408 of Regulation S-K. during the last fiscal quarter.

The Company requires that any director or executive officer adopting a Rule 10b5 1 plan comply with the mandatory cooling off period established under SEC rules and certify that they are not aware of material nonpublic information at the time the plan is adopted. The Company also monitors compliance with the terms of adopted plans throughout their duration.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders (the “Proxy Statement”). We expect to file the Proxy Statement with the SEC in April 2026 (and, in any event, no later than 120 days after the close of our last fiscal year).

Code of Ethics. We have adopted a Code of Business Conduct and Ethics (“the Code”) that applies to all our employees (including our Chief Executive Officer and Chief Financial Officer) and directors. The Code is available on our website at www.kopin.com. We intend to satisfy the disclosure requirement regarding any amendment to or waiver of a provision of the Code applicable to any executive officer or director, by posting such information on our website.

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

(3) Exhibits:

The exhibits filed as part of this Annual Report on Form 10-K are listed on the exhibit index immediately preceding such exhibits and are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Kopin Corporation

Westborough, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kopin Corporation (the “Company”) as of December 27, 2025 and December 28, 2024, the related consolidated statements of operations, comprehensive income (loss), redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

The primary procedures we performed to address the critical audit matter included:

●	Obtaining an understanding of the Company’s process in determining the estimated yield.
●	Evaluating the reasonableness of the assumption by comparing yield estimates with actual yields in similar contracts that have been completed.
●	Inquiring with those in project management to evaluate project status and potential anticipated challenges which may affect the assumption.
●	Testing on a sample basis actual cost incurred related to the assumption throughout the year by obtaining supporting documentation.
●	Evaluating the yield estimate during the period subsequent to the year-end, to identify changes in conditions or events that may result in significant changes to the Company’s future yield estimates as of the year-end.

Research and development revenues recognized using the cost-to-cost input method

As described in Note 1 to the consolidated financial statements, the Company has research and development revenues, whereby control transfers over time and revenue is recognized based on the extent of progress towards completion of the performance obligation. The Company recognizes revenue for certain of its research and development contracts over time, measuring progress using the cost-to-cost input method as costs are incurred. Under this method, the Company measures progress towards completion based on the ratio of costs incurred to date to total estimated costs to satisfy the Company’s performance obligation. The cost-to-cost input method requires management to use significant assumptions and judgements to estimate costs associated with its contracts with customers. These costs are estimated at contract inception and are monitored and updated throughout the duration of the contract.

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

Identification of performance obligations and timing of revenue recognition - research and development revenue

As described in Note 1 to the consolidated financial statements, most of the Company’s development contracts and contracts with the U.S. Government provide a significant service of integrating a set of components into a single unit. The Company concluded these components are not capable of being distinct or distinct within the context of the contract, and the entire contract is accounted for as one performance obligation recognized over time or at a point in time.

We identified the determination of distinct performance obligations and the timing of revenue recognition for certain research and development revenues contracts as a critical audit matter. The determination of whether multiple products and services within a contract are distinct performance obligations that should be accounted for separately and the timing of revenue recognition, requires management to exercise judgment and includes a high degree of subjectivity. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of effort required, including the use of firm personnel with expertise in technical accounting.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating management’s technical accounting policies and practices including the reasonableness of management’s judgments in the determination of whether the products and services represent distinct performance obligations, including discussing with Company personnel with knowledge of certain contracts.
●	Testing the reasonableness of the identification of distinct performance obligations and timing of revenue recognition through inspection of certain customer contracts and relevant source documents.
●	Utilizing personnel with expertise in relevant technical accounting guidance to assist in evaluating the appropriateness of the Company’s application of the accounting guidance over the identification of performance obligations and timing of revenue recognition.

Variable Interest Entity accounting – Kopin Europe Limited

As described in Note 2 to the consolidated financial statements, Theon International Plc (“Theon”) acquired a 49% equity interest in Kopin Europe Limited (“Kopin Europe”), and the Company entered into a related shareholder agreement. As a result, the Company reassessed its control over Kopin Europe and concluded that Kopin Europe is a variable interest entity (VIE) for which the Company is not the primary beneficiary. Accordingly, the Company deconsolidated Kopin Europe and accounted for its retained interest as an equity method investment at fair value.

We identified the determination of the primary beneficiary under the VIE model for the Company’s retained interest in Kopin Europe as a critical audit matter due to the complexity of the evaluation, which requires management to make significant judgments in the application of the relevant accounting guidance. Auditing management’s application of the appropriate accounting guidance required challenging and complex auditor judgment due to the nature and extent of audit effort required, including the use of firm personnel with expertise in technical accounting.

The primary procedures we performed to address this critical audit matter included:

●	Analyzing the agreements and other relevant documents to determine i) the design, purpose and significant activities of the Company and ii) the nature of the rights retained by the Company, through its equity investment in Kopin Europe.
●	Utilizing personnel with expertise in relevant technical accounting guidance to assist in evaluating the significant judgments impacting management’s conclusion as to whether the Company is the primary beneficiary.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2024.

Boston, Massachusetts

April 13, 2026

KOPIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 27, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$36,350,083	$14,160,120
Restricted cash and cash equivalents	25,277,063	1,050,000
Marketable securities, at fair value	—	21,419,658
Accounts receivable, net of allowance of $19,000 and $1,075,000 in 2025 and 2024, respectively	10,726,776	11,850,654
Contract assets	6,032,913	7,074,020
Inventory	5,505,775	6,134,096
Other receivable, at fair value	5,057,974	—
Prepaid expenses and other current assets	2,855,383	1,153,852
Total current assets	91,805,967	62,842,400
Property, plant and equipment, net	2,616,803	2,099,708
Operating lease right-of-use assets	1,488,231	2,134,898
Other assets	123,822	123,822
Equity method investment, at fair value	8,900,000	—
Equity investments	3,459,434	3,564,938
Total assets	$108,394,257	$70,765,766
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,315,998	$5,941,470
Accrued payroll and expenses	2,231,848	2,409,468
Accrued warranty	1,165,000	2,557,000
Contract liabilities	1,168,009	87,752
Deferred grant income	2,688,627	—
Operating lease liabilities	648,469	639,642
Accrued post-retirement benefits	40,000	40,000
Other accrued liabilities	422,440	685,946
Accrued legal expenses	185,475	6,367,900
Deferred tax liabilities	422,458	414,118
Accrued litigation damages	19,700,000	24,800,000
Total current liabilities	33,988,324	43,943,296
Noncurrent contract liabilities and asset retirement obligations	3,675	358,292
Operating lease liabilities, net of current portion	831,507	1,479,976
Accrued post-retirement benefits, net of current portion	190,696	230,646
Other long-term liabilities, net of current portion	1,706,411	1,471,994
Total liabilities	36,720,613	47,484,204
Commitments and contingencies (Note 13) and Litigation (Note 14)
Series A redeemable convertible preferred stock, par value $0.01, stated value $7,000 per share; 1,000 shares authorized, 1,000 issued, and outstanding at December 27, 2025; no shares issued and outstanding as of December 28, 2024; aggregate liquidation preference of $7,000,000 as of December 27. 2025	7,556,481	—
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; no shares issued and outstanding as of 2025 and 2024	—	—
Common stock, par value $0.01; 275,000,000 shares authorized, 183,015,207 issued, and 176,903,857 outstanding at December 27, 2025; 200,000,000 shares authorized, 161,264,507 issued, and 156,118,014 outstanding at December 28, 2024	1,776,753	1,564,308
Additional paid-in capital	463,150,835	422,087,837
Treasury stock 771,500 shares in 2025 and 312,882 shares in 2024, at cost)	(1,389,174)	(370,012)
Accumulated other comprehensive income	—	2,032,359
Accumulated deficit	(399,421,251)	(402,032,930)
Total stockholders’ equity	64,117,163	23,281,562
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$108,394,257	$70,765,766

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal year ended	2025	2024
Revenues:
Net product revenues	$33,066,843	$43,576,723
Research and development revenues	4,589,986	5,996,362
Grant income	858,092	—
Collaboration arrangement income	398,911	—
License and other revenues	409,899	762,082
Total revenues	39,323,731	50,335,167
Expenses:
Cost of product revenues	27,831,222	36,164,120
Research and development-Funded	3,455,463	3,802,372
Research and development – Internal	6,692,001	5,832,782
Selling, general and administrative	16,299,180	22,844,719
Litigation damages	(5,100,000)	24,800,000
Total operating expenses	49,177,866	93,443,993
Loss from operations	(9,854,135)	(43,108,826)
Non-operating income (expense), net:
Interest income	1,124,047	817,180
Other income, net	154,194	19,989
Foreign currency transaction gains	286,268	175,909
Gain on deconsolidation of subsidiary	11,102,779	—
Gain (loss) on investments	1,396	(1,612,148)
Total non-operating income (expense)	12,668,684	(599,070)
Income (loss) before provision for income taxes	2,814,549	(43,707,896)
Provision for income taxes	(208,000)	(170,000)
Net income (loss)	$2,606,549	$(43,877,896)
Dividends and deemed dividends on Series A convertible preferred stock	(57,167)	—
Net income (loss) attributable to common stockholders	2,549,382	(43,877,896)
Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$(0.33)
Diluted	$0.01	$(0.33)
Weighted average number of common shares outstanding:
Basic	171,254,421	132,875,913
Diluted	175,149,755	132,875,913

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Fiscal year ended	2025	2024
Net income (loss)	$2,606,549	$(43,877,896)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,137,219)	20,900
Unrealized holding (loss) income on marketable securities	(895,140)	779,165

Total other comprehensive (loss) income, net of tax	(2,032,359)	800,065
Comprehensive income (loss)	574,190	(43,077,831)

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance, December 30, 2023	-	-	112,322,051	1,123,220	385,411,542	(103,127)	1,232,294	(358,155,034)	29,508,895
Vesting of restricted stock	-	-	994,445	9,944	(9,944)	-	-	-	-
Stock-based compensation expense	-	-	-	-	3,334,671	-	-	-	3,334,671
Other comprehensive income	-	-	-	-	-	-	800,065	-	800,065
Restricted stock for tax withholding obligations	-	-	-	-	-	(266,885)	-	-	(266,885)
Issuance of common stock and pre-funded warrants, net of costs	-	-	43,114,400	431,144	33,351,568	-	-	-	33,782,712
Net (loss)	-	-	-	-	-	-	-	(43,877,896)	(43,877,896)
Balance, December 28, 2024	-	-	156,430,896	1,564,308	422,087,837	(370,012)	2,032,359	(402,032,930)	23,281,562
Vesting of restricted stock	-	-	1,698,515	16,985	(16,985)	-	-	-	-
Stock-based compensation expense	-	-	-	-	3,032,295	-	-	-	3,032,295
Other comprehensive (loss)	-	-	-	-	-	-	(2,032,359)	5,130	(2,027,229)
Restricted stock for tax withholding obligations	-	-	-	-	-	(1,019,163)	-	-	(1,019,163)
Issuance of preferred stock, net of issuance costs	1,000	6,700,000	-	-	-	-	-	-	-
Dividend on Series A Redeeemable Convertible Preferred Stock	-	28,000	-	-	(28,000)	-	-	-	(28,000)
Recognition of forward purchase contract to buy preferred stock		828,481
Issuance of common stock and pre-funded warrants, net of costs	-	-	19,545,950	195,460	38,075,688	-	-	-	38,271,148
Net income	-	-	-	-	-	-	-	2,606,549	2,606,549
Balance, December 27, 2025	1,000	7,556,481	177,675,361	1,776,753	463,150,835	(1,389,174)	-	(399,421,251)	64,117,163

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal year ended	2025	2024
Cash flows from operating activities:
Net income (loss)	$2,606,549	$(43,877,896)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	829,554	636,580
Stock-based compensation	3,032,295	3,334,671
Non-cash (gain) loss on equity investments	(161,406)	1,612,105
Gain on sale of equity investment	(300,000)	—
Gain on deconsolidation of subsidiary	(11,102,779)	—
Income taxes	208,912	170,642
Foreign currency gains	(326,085)	(207,926)
Loss on disposal of property and equipment	88,236	59,151
Provision for credit losses	10,000	105,842
Noncash provision for excess inventory	968,116	2,378,675
Accrued litigation damages	(5,100,000)	24,800,000
Changes in assets and liabilities, net of deconsolidation of subsidiary:
Accounts receivable	896,158	(1,578,548)
Contract assets	942,197	(3,917,280)
Inventory	(1,454,761)	(922,589)
Prepaid expenses and other current assets	(1,721,805)	53,610
Other assets	(240,646)	—
Accounts payable and accrued expenses	(7,089,164)	3,574,948
Accrued warranty	(1,388,951)	396,451
Contract liabilities	3,765,094	(845,041)
Net cash used in operating activities	(15,538,486)	(14,226,605)
Cash flows from investing activities:
Proceeds from sale of marketable securities	36,380,280	9,713,366
Proceeds from sale of equity investment	300,000	—
Other assets	—	(45)
Capital expenditures	(1,437,339)	(815,299)
Deconsolidation of subsidiary cash	(419,383)	—
Payments to equity method investee	(1,667,439)
Purchases of marketable securities	(15,156,585)	(19,186,857)
Net cash used in investing activities	17,999,534	(10,288,835)
Cash flows from financing activities:
Issuance of common stock and pre-funded warrants, net of costs	38,271,148	33,782,712
Issuance of preferred stock, net of costs	6,700,000	—
Settlements of restricted stock for tax withholding obligations	(1,019,163)	(266,885)
Net cash provided by financing activities	43,951,985	33,515,827
Effect of exchange rate changes on cash	3,993	(952)
Net change in cash, cash equivalents and restricted cash	46,417,026	8,999,435
Cash, cash equivalents and restricted cash at beginning of year	15,210,120	6,210,685
Cash, cash equivalents and restricted cash at end of year	$61,627,146	$15,210,120
Supplemental disclosure of cash flow information:
Construction in progress included in accrued expenses	$3,600	$17,000
Right-of-use asset obtained in exchange for lease liability	—	217,046
Interest paid, net of amounts capitalized	—	—
Cash paid for income taxes	—	—
Accrued dividends	28,000	—

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

1. Summary of Significant Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As used in these notes, the terms “we,” “us,” “our,” “Kopin” and the “Company” mean Kopin Corporation and its consolidated subsidiaries, unless the context indicates another meaning.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements reflect the operations of Kopin Corporation and its consolidated subsidiaries.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in December. The fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023, include 52 weeks, and are referred to as fiscal years 2025 and 2024, respectively, herein.

Principles of Consolidation

The consolidated financial statements include the accounts of Kopin Corporation and its consolidated subsidiaries. As of October 16, 2025, the Company no longer has a controlling financial interest in Kopin Europe Ltd. and the assets and liabilities and operations of Kopin Europe Ltd. were deconsolidated (“Deconsolidation”). The consolidated statement of operations therefore includes nine months and sixteen days of activity related to Kopin Europe Ltd. prior to Deconsolidation. The assets and liabilities of Kopin Europe Ltd. are no longer included within the Company’s December 27, 2025 consolidated balance sheet. Any discussions related to results, operations, and accounting policies associated with Kopin Europe Ltd. are referring to the periods prior to Deconsolidation. Subsequent to Deconsolidation, the Company accounted for our equity ownership interest in Kopin Europe Ltd. under the equity method of accounting using the fair value option under ASC 825, Financial Instruments (“ASC 825”), (See Note 2, “Strategic Investment from Theon”). All intercompany transactions and balances have been eliminated.

Liquidity

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net income of $2.6 million and net cash outflows from operations of $15.5 million for the fiscal year ended December 27, 2025.

As of December 28, 2024, the Company had $24.7 million accrued related to a jury verdict in the matter of Blue Radios Inc. v. Kopin Corporation (see Note 14 Litigation). On September 5, 2025, a post-trial order for $19.7 million was awarded. As a result, the Company reduced the accrual to $19.7 million and recognized a benefit of $5.1 million in the consolidated Statements of Operations for the fiscal year ended December 27, 2025. On October 2, 2025, the Company posted a supersedeas bond for $23.0 million which consisted of the $19.7 million judgement, legal expenses, and interest that would accrue over the expected term of the Company’s appeal to the verdict. To post the bond, the Company deposited $24.2 million in the bank, which consists of $23.0 million plus judgement, fees, and interest and $1.15 million in additional fees. The bank then issued a letter of credit to a surety company who then issued the bond to the court.

While the Company has appealed the verdict, the bond is available to satisfy the payment of the judgment, interest, and fees should the Company’s appeal be unsuccessful. Moreover, the Company raised approximately $51.2 million during the fiscal year ended December 27, 2025, through the issuance of common stock, pre-funded warrants and preferred stock. As of December 27, 2025, the Company had $36.4 million of cash and cash equivalents (excluding restricted cash), which the Company believes is sufficient to support its operations and satisfy its obligations for at least the next twelve months from the issuance of these financial statements.

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

In accordance with ASC 606 Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised products, and the amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these products and excludes taxes collected from customers which are subsequently remitted to government authorities. Pursuant to the contract terms, shipping and handling activities occur prior to the transfer of control of the Company’s products to customers and are therefore accounted for as fulfillment costs rather than as a separate performance obligation.

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

Research & Development Contracts

For most of the Company’s development contracts and contracts with the U.S. Government, the customer contracts with the Company to provide a significant service of integrating a set of components into a single unit. Since these components are not capable of being distinct or distinct within the context of the contract, the entire contract is accounted for as one performance obligation. If there is a follow-on production contract it is assessed whether it is a contract modification or a new contract.

In situations where control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The Company generally uses an input method using the cost-to-cost approach to measure the extent of progress towards completion of the performance obligation for its contracts because the Company believes it best depicts the transfer of assets to the customer. Under the cost-to-cost measure approach, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs, including material, labor and overhead. at completion of the performance obligation which requires management to use significant assumptions and judgements. Revenues are recorded proportionally as costs are incurred. The Company recognizes revenue at a point in time for certain contracts because the related performance obligations are satisfied upon delivery and transfer of control to the customer.

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

License and other revenues

The rights and benefits to the Company’s intellectual property are conveyed to certain customers through royalty-bearing technology license agreements. These sales-based royalties are recognized when they are earned. Revenues from sales-based royalties under license agreements are shown under License and other revenues on the Company’s consolidated statements of operations.

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

Performance Obligations

The Company’s revenue recognition related to performance obligations that were satisfied at a point in time and over time for our contracts accounted for in accordance with ASC 606 were as follows:

Fiscal year ended	2025	2024
Point in time	15%	15%
Over time	85%	85%

The value of remaining performance obligations represents the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of December 27, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $35 million, which the Company expects to recognize revenue over the next 12 months. The remaining performance obligations expected to be recognized beyond 12 months of $8.2 million represent amounts to be earned under government contracts, which are subject to cancellation.

Government Grants

The Company accounts for government grants which are not considered exchange transactions in accordance with ASC 832, Government Assistance (“ASC 832”). These grants generally provide the Company with payments for certain types of expenditures in return for research and development activities. The Company recognizes the government grant as grant revenue in the consolidated statement of operations, as the grants relate to improving the design of an already existing product that the Company regularly sells to other customers. Such amounts are recognized on a systematic basis in proportion with the related qualifying costs incurred, applying judgment to determine when grant conditions are met and when grant proceeds are no longer subject to clawback or performance uncertainty. Proceeds received before recognition of the related grant revenues are recorded as deferred grant income within Other current liabilities in the consolidated balance sheet. Costs associated with such grants are recorded as a component of funded research and development expenses in the consolidated statements of operations.

Collaborative Arrangements

At the inception of an agreement, the Company evaluates if an agreement is a collaborative arrangement within the scope of ASC 808, Collaborative Arrangements (“ASC 808”). For collaborative arrangements that fall within the scope of ASC 808, the Company first determines which elements of the collaboration are deemed to be a performance obligation with a customer within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808 and are subject to the guidance in ASC 606, the Company applies the revenue recognition model under ASC 606 or other guidance, as deemed appropriate. The Company generally recognizes proceeds under collaborative arrangements within the scope of ASC 808 using a cost-to-cost methodology consistent with the underlying project economics within Collaboration revenues in the consolidated statements of operations. Proceeds received before recognition of the related collaboration revenues are recorded as deferred collaboration income within Other current liabilities in the consolidated balance sheet. Costs associated with such arrangements are recorded as a component of funded research and development expenses in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Research and Development Costs

Research and development expenses are incurred in support of internal display product development programs or programs funded by agencies or prime contractors of the U.S. Government and commercial partners, Government Grants and Collaborative Arrangements. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of experimental display products, and overhead, and are expensed immediately.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid, short-term debt instruments with original maturities of three months or less to be cash equivalents.

At December 27, 2025, the Company held approximately $24.2 million of restricted cash related to a bond to satisfy potential amounts to be paid for the Blue Radio litigation (see Liquidity above and Note 14 Litigation). At December 27, 2025, and December 28, 2024, the Company held restricted cash of approximately $1.1 million, that serves as collateral for a standby letter of credit in the same amount in accordance with a contractual agreement with a vendor.

The Company maintains its cash deposits with high-quality financial institutions. From time to time, the Company’s cash balances exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. The Company manages this credit risk by monitoring the financial stability of the institutions and has not incurred any losses on these deposits to date.

Marketable Securities

Marketable securities consist of corporate notes and U.S. Government and agency-backed securities. The Company classifies these marketable securities as available-for-sale at fair value in “Marketable securities, at fair value” in the consolidated balance sheets, with unrealized gains and losses reported as a component of other comprehensive income (loss). The Company records the amortization of premiums and accretion of discounts on marketable securities in the results of operations.

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable securities. The gross gains and losses realized related to sales and maturities of marketable securities were not material during the fiscal years ended 2025 and 2024.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are presented net of any necessary allowance(s) for credit losses. Receivables are recorded at the invoiced amount and generally do not bear interest. When necessary, an allowance for credit losses is established based on prior experience and other factors which, in management’s judgment, deserve consideration in estimating bad debts, including reasonable and supportable forecasts of future economic conditions that may affect the collectability of the portfolio. Management assesses the collectability of the customer’s account based on current aging status, collection history, and financial condition. Based on a review of these factors, management establishes or adjusts the allowance for specific customers and the entire accounts receivable portfolio. All credit losses relate to ASC 606 receivables and contract assets.

Fair Value of Financial Instruments

Financial instruments consist of marketable securities, equity investments, accounts receivable, loans receivable and certain current liabilities. Accounts receivable and certain current liabilities are carried at cost, which approximates fair value due to their short-term nature. Marketable debt securities are recorded at fair value with unrealized gains and losses reported in other comprehensive income or loss. Marketable equity securities are recorded at fair value with unrealized gains and losses reported in gain (loss) on investments. Other receivables are recorded at fair value since the Company has elected to account for the specific instrument outstanding using the fair value option under ASC 825. Equity investments without a readily determinable fair value are recorded using the cost method, adjusted for changes in observable market transactions. The Company has elected to account for its investment in and loan receivable from Kopin Europe Ltd. using the fair value option under ASC 825.

Inventory

Inventories are stated at standard cost adjusted to approximate the lower of cost or net realizable value. The Company adjusts inventory carrying value for the estimated difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and inventory status. The Company fully reserves for inventory deemed obsolete. The Company performs periodic reviews of inventory items to identify excess inventories on-hand by comparing on-hand balances to anticipated usage using recent historical activity as well as judgements and estimates about anticipated or forecasted demand. If estimates of customer demand diminish further or market conditions become less favorable than those projected by the Company, additional inventory adjustments may be required, subject to judgement and estimation. At the point of a loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established basis.

Inventory consists of the following at December 27, 2025 and December 28, 2024:

	2025	2024
Raw materials	$3,580,546	$4,062,099
Work-in-process	1,400,579	1,244,484
Finished goods	524,650	827,513
	$5,505,775	$6,134,096

The Company provided for additional reserves of approximately $1.0 million and $2.4 million for the years ended December 27, 2025 and December 28, 2024. The inventory adjustments were primarily due to scrapping of obsolete and excess inventory. The inventory adjustments are recorded in the Consolidated Statement of Operations within Cost of Product Revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, generally 3 to 5 years. Leasehold improvements and leased equipment are amortized over the remaining lease term or the useful life of the improvement or equipment. As discussed below, obligations for asset retirement are accrued at the time property, plant and equipment are initially purchased or as such obligations are generated from use.

Recognition and Measurement of Financial Assets and Liabilities

The Company periodically makes equity investments in private companies, which require estimates and judgment in determining their value. Equity investments in private companies over which the Company does not have significant influence are accounted for under the measurement alternative for equity investments without readily determinable fair values, which is often referred to as the “cost method,” adjusted for changes in observable market transactions.

When assessing investments in private companies for impairment, the Company considers such factors as, among other things, the share price from the investee’s latest financing round, the performance of the investee in relation to its operating targets and business plan, the investee’s revenue and cost trends, its liquidity and cash position, including cash burn rate, and the market acceptance of the investee’s products and services.

Equity investments over which the Company has significant influence, generally presumed when the Company owns 20% or more of the investee’s voting interests, are accounted for using the equity method of accounting.

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

Extended Warranties

The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 18 months beyond the standard 12-month warranty. The Company classifies the current portion of extended warranties under Contract liabilities and billings in excess of revenue earned and the noncurrent portion of extended warranties under Noncurrent contract liabilities and asset retirement obligations in its consolidated balance sheets. The Company had less than $0.1 million of contract liabilities related to extended warranties at December 27, 2025 and December 28, 2024.

Asset Retirement Obligations

Included in Other long-term liabilities, net of current portion are asset retirement obligations (“ARO”) liabilities of $0 and $0.4 million at December 27, 2025 and December 28, 2024, respectively as reported on the Consolidated Balance Sheets as Noncurrent contract liabilities and asset retirement obligations. This represents the legal obligations associated with the retirement of the Company’s assets when the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the Company. Changes in ARO liabilities for fiscal years 2025 and 2024 are as follows:

	2025	2024
Beginning balance	$350,827	$254,680
(Decrease) Increase	(350,827)	100,000
Exchange rate change	—	(3,853)
Ending balance	$—	$350,827

Due to the Deconsolidation of Kopin Europe in 2025, the ARO was reduced to zero during the year ended December 27, 2025.

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

The 2017 Tax Cuts and Jobs Act imposed a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder. The Company has made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred.

Foreign Currency

The reporting currency of the Company is U.S. dollars. Assets and liabilities of non-U.S. operations where the functional currency is other than the U.S. dollar is translated from the functional currency into U.S. dollars at year end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Resulting translation adjustments are accumulated as part of accumulated other comprehensive income (loss). Transaction gains or losses are recognized in income or loss in the period in which they occur.

Net Income (Loss) Per Share Attributable to Common Stockholders

Basic net income or loss per share attributable to common stockholders is computed using the weighted-average number of shares of common stock outstanding during the period including the pre-funded warrants, less any nonvested restricted shares. The Company adjusts net income or loss attributable to common stockholders for dividends and deemed dividends on convertible preferred stock.

Diluted net income or loss per share is calculated using the treasury-stock method or the if-converted method, as applicable, for potentially dilutive instruments but such instruments are excluded from the calculation of diluted net loss per share, when their effect would be anti-dilutive for the periods presented.

Weighted average common shares outstanding used to calculate earnings per share are as follows:

	2025	2024
Weighted average common shares outstanding-basic	171,254,421	132,875,913
Stock options and non-vested restricted common stock	3,431,950	—
Convertible preferred stock (as converted to common stock)	463,384	—
Weighted average common shares outstanding-diluted	175,149,755	132,875,913

The following potentially dilutive common stock equivalents outstanding at the period-end were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	2025	2024
Nonvested restricted common stock	—	4,833,611
Stock options	—	—
Total	—	4,833,611

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

The Company also grants stock options to employees and directors. Stock options are generally granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant, however, during the current year the Company approved a grant with an exercise price that was below the fair market value on the grant date.

The options typically vest over service periods of one to four years and generally expire ten years from the date of grant. The fair value of stock option awards is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions used in this model include expected volatility, expected term of the option, risk-free interest rate, and expected dividend yield. These assumptions are based on historical data, peer company information, and other factors considered relevant at the time of valuation. For stock options that vest based solely on service, compensation cost is recognized on a straight-line basis over the requisite service period. For stock options containing performance conditions, the Company assesses the probability of achieving those conditions each reporting period. If achievement is considered probable, related compensation cost is recognized over the requisite service period; if not, previously recognized compensation cost is reversed. We have elected to account for forfeitures as they occur.

Convertible Preferred Stock

The Company classifies convertible preferred stock as temporary equity in the accompanying consolidated balance sheet due to terms that conditionally require redemption of the shares if, upon conversion, share settlement is not available due to beneficial ownership limitations. The Company considers such instruments currently redeemable and adjusts the carrying value of the convertible preferred stock to its corresponding redemption value, if such amount is greater than its initial carrying value. Dividends payable in cash are accrued as a liability and dividends payable in-kind are accumulated to the carrying value of the convertible preferred stock since such dividends accrue and accumulate semi-annually whether or not declared by the board of directors or whether or not the Company has funds legally available for the payment of such dividends.

Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net (loss) income and all other non-owner changes in equity including such items as unrealized holding (losses) gains on marketable debt securities classified as available-for-sale and foreign currency translation adjustments.

The components of accumulated other comprehensive income (loss) are as follows:

		Unrealized
	Foreign Currency	Holding (Loss) Gain on	Accumulated Other
	Translation	Marketable	Comprehensive
	Adjustment	Securities	Income (Loss)
Balance as of December 30, 2023	1,116,319	115,975	1,232,294
Changes during the year	20,900	779,165	800,065
Balance as of December 28, 2024	1,137,219	895,140	2,032,359
Reclassification into net income (loss)	(1,137,219)	(895,140)	(2,032,359)
Balance as of December 27, 2025	-	-	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Examples of such triggering events applicable to the Company’s assets include, but are not limited to, a significant decrease in the market price of a long-lived asset or asset group, a current-period operating or cash flow loss combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group, or adverse industry or economic trends. If any indicator of impairment exists, the Company would then assess the recoverability of the affected long-lived assets by determining whether the carrying value of the asset group can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company would estimate the asset group’s fair value using future discounted cash flows associated with the use of the asset group and adjust the carrying value of the asset group accordingly. Given the Company’s history of negative operating losses and negative operating cash flows, the Company performed an analysis of its long-lived assets for fiscal years 2025 and 2024. Upon completion of its assessment, the Company did not identify an impairment charge on its long-lived assets for the years ended December 27, 2025 or December 28, 2024.

Leases

The Company determines if an arrangement is a lease or contains an embedded lease at inception. For lease arrangements with both lease and non-lease components (e.g., common-area maintenance costs), the Company accounts for the non-lease components separately.

All of the Company’s leases are operating leases. Operating lease right-of-use assets (“ROU”) and operating lease liabilities are recognized based on the present value of future lease payments over the lease term at the commencement date. The operating lease right-of-use assets also include any initial direct costs and any lease payments made at or before the commencement date and are reduced for any unrestricted incentives received at or before the commencement date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of income statement expenses for public business entities (“PBEs”). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-6”). ASU 2025-06 changes the accounting for internal-use software under Accounting Standards Codification (“ASC”) 350-40. ASU 2025-06 clarifies when to begin capitalizing costs. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and accompanying notes.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires more disaggregated income tax disclosures, including additional information in the rate reconciliation and additional disclosures about income taxes paid. ASU 2023-09 became effective for the Company for the fiscal year ending December 27, 2025. The Company adopted ASU 2023-09 retroactively for the annual periods ended December 27, 2025 and December 28, 2024. As a result, the 2025 and 2024 annual financial statements reflect the new disclosure requirements, including enhanced rate reconciliation and disaggregated income tax payment information. Consistent with the standard’s prospective transition guidance, prior-period disclosures continue to be presented under the previous requirements. The adoption did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows; however, it resulted in expanded income tax disclosures beginning in 2025.

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”), to provide guidance on how business entities should recognize, measure, and present government grants received. The Company early adopted ASC 2025-10 using the modified prospective approach and applied the amendments to grants that were entered after and grants that were not complete as of December 29, 2024. The adoption of ASU 2025-10 did not have a material effect on the Company’s accounting for government grants.

2. Strategic Investment from Theon

On August 8, 2025, Kopin Corporation announced certain strategic agreements (collectively, the “Agreements”) for an aggregate of $15 million strategic investment from Theon International Plc (“Theon”). The Agreements closed on October 16, 2025, upon resolution of all related closing conditions, and the following related transactions were consummated:

(i)	Theon acquired a 49% interest in Kopin’s subsidiary, Kopin Europe Ltd. for $8.0 million:
(ii)	the parties entered into a licensing and collaboration agreement dated October 16, 2025 (the “License and Collaboration Agreement” or “LCA”) relating to the joint development of military products; and
(iii)	Theon purchased $7.0 million for 1,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of the Company (Refer to Note 7 for further information).

As a result of the sale of equity interests in Kopin Europe Ltd. and the existence of certain substantive participating rights provided to Theon, Kopin Corporation lost its controlling financial interest in Kopin Europe Ltd., a variable interest entity, as of October 16, 2025. While the Company has the right to receive benefits from, and the obligation to absorb losses of, Kopin Europe that could be potentially significant, the Company does not have the power to direct the activities that most significantly impact Kopin Europe’s economic performance. In making this determination, management considered, among other factors, the governance provisions in the shareholder agreement, the substantive decision making rights held by Theon, the nature of the activities that most significantly affect Kopin Europe’s economic performance, and our exposure to Kopin Europe’s economics following the transaction. Decisions regarding those significant activities require the consent of both Kopin and Theon. Accordingly, the Company is not the primary beneficiary and elected to account for its equity method investment in Kopin Europe at fair value. The Company’s maximum exposure to loss related to its involvement with Kopin Europe as of December 27, 2025 consists of the carrying value of its investment of $8.9 million and other receivable of $5.1 million. The Company does not have any guarantees, contractual funding commitments, or other obligations to provide additional financial support to Kopin Europe beyond its current investment and loan.

The Company recognized a gain upon deconsolidation of $11.1 million, inclusive of the fair value of the Company’s retained minority interest, of $8.6 million, adjusted for the (i) gain on the write-off of the $2.4 million in the carrying value associated with assets and liabilities, (ii) recognition of $1.0 million cumulative translation gain, and (iii) ($0.9) million fair value adjustment of the Kopin Corporation receivable retained in Kopin Europe Ltd.

The most significant carrying amounts of the various assets and liabilities that were deconsolidated were $0.4 million of cash and cash equivalents, $1.2 million of inventory, $1.7 million of prepaid and other current assets, $0.5 million of accounts receivable, $0.4 million of accounts payable and accrued liabilities, and $5.5 million of liabilities. There were no other material impacts to the Consolidated Balance Sheets resulting from the deconsolidation.

The Company identified two liability-classified forward contracts related to the firm commitments to sell Series A Convertible Preferred Stock of Kopin Corporation and ordinary shares of Kopin Europe Ltd. which required mark-to-market treatment from August 8, 2025 through settlement on October 16, 2025, resulting in an aggregate change in fair value of $0.8 million recorded in the statements of operations within gain (loss) on investments during the year ended December 27, 2025.

The License and Collaboration Agreement between Kopin Corporation, Kopin Europe, and Theon, together with associated side letters, established a framework for joint development and commercialization of multiple product categories, including the DarkWave module, DarkWave subsystem, Theon End Product, certain MicroLED displays, and OLED displays. To facilitate activities contemplated by the LCA, the parties executed a series of cross-licensing arrangements under which each party grants the others non-exclusive, royalty-free, fully paid-up licenses to use their respective intellectual property rights for the development, manufacture, promotion, and sale of products, including combined products resulting from the development efforts. All licensed intellectual property rights remain the exclusive property of the respective licensor, and no party has the right to sublicense the rights granted to it under these arrangements. Jointly developed intellectual property resulting from the LCA will be jointly owned in equal parts and shall not be licensed to third parties without the consent of at least 60% of Kopin Europe’s shareholders. As of December 31, 2025, total committed funding received by Kopin Corporation from Theon under the LCA was $1.0 million, of which approximately $0.4 million was recognized as Collaboration revenue in the consolidated statement of operations.

3. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 27, 2025 and December 28, 2024:

	Useful Life	2025	2024
Equipment	3-5 years	$13,246,152	$14,783,622
Leasehold improvements	Remaining Life of the lease	3,461,499	3,674,586
Furniture and fixtures	3 years	177,567	170,874
Equipment under construction		471,721	457,889
Property, plant and equipment, gross		17,356,939	19,086,971
Accumulated depreciation and amortization		(14,740,136)	(16,987,263)
Property, plant and equipment, net		$2,616,803	$2,099,708

Depreciation expense was approximately $0.6 million for fiscal years 2025 and 2024.

4. Leases

The Company enters into operating leases primarily for manufacturing, engineering, research, administration and sales facilities, and information technology (“IT”) equipment. At December 27, 2025 and December 28, 2024, the Company did not have any finance leases. Almost all of the Company’s future lease commitments, and related lease liability, relate to the Company’s facility leases. Some of the Company’s leases include options to extend or terminate the lease.

	2025	2024
Operating lease cost	$853,045	$867,920

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 27, 2025 the Company’s future lease payments under non-cancellable leases were as follows:

2026	$732,610
2027	669,255
2028	201,333
2029	—
2030	—
Thereafter	—
Total future lease payments	1,603,198
Less effects of discounting	(123,222)
Total	$1,479,976

Cash paid for operating cash flows from operating leases:

	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$865,699	$861,775

Other information related to leases was as follows:

	2025	2024
Weighted Average Discount Rate—Operating Leases	6.80%	6.77%
Weighted Average Remaining Lease Term—Operating Leases (in years)	2.23	3.16

5. Contract Assets and Liabilities

Contract assets (liabilities) consisted of the following:

	December 27, 2025	December 28, 2024
ASC 606 Contract assets	$6,032,913	$7,074,020
ASC 606 Current contract liabilities and billings in excess of revenue earned	(1,168,009)	(87,752)
ASC 606 Noncurrent contract liabilities	(7,465)	(7,465)
Collaboration contract assets (recorded in Prepaid expenses and other current assets)	98,911	—
Deferred grant income	(2,688,627)	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The contract asset balance as of December 30, 2023, was $3.4 million. The contract liability balance as of December 30, 2023 was $0.9 million. The accounts receivable balance as of December 30, 2023, was $9.7 million.

The $0.9 million decrease in the Company’s contract assets from December 28, 2024, to December 27, 2025, was primarily due to a decrease in amounts owed from customers for whom we produce products for defense applications.

The $1.1 million increase in the Company’s contract liabilities from December 28, 2024, to December 27, 2025, was primarily due to an increase in billings in excess of revenues earned on the Company’s research and development contracts.

The Company records ASC 606 contract assets or contract liabilities and deferred grant income on a contract-by-contract basis. The Company records a contract asset for unbilled revenue when the Company’s performance exceeds amounts billed or billable. The Company classifies the contract asset as either current or non-current based on the expected timing of the Company’s right to bill under the terms of the contract, which the Company expects to be able to bill for within one year.

Contract liabilities consist of payments received in advance of product shipment.

The Company recognized revenue of approximately $0.1 million, and $0.9 million during fiscal 2025 and 2024, that was included in the opening contract liabilities as of December 27, 2025 and December 28, 2024, respectively. There was no revenue recognized from performance obligations satisfied in prior periods.

The Company did not recognize impairment losses on its contract assets during the years ended December 27, 2025 and December 28, 2024.

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

The following table details the recurring fair value measurements of the Company’s financial assets:

		Fair Value Measurement at December 27, 2025 Using:
	Total	Level 1	Level 2	Level 3
Money market fund holdings included in cash equivalents	$24,746,957	$24,746,957	$—	$—
Certificates of deposit	500,000	—	500,000	—
Equity Investments	10,129,063	1,229,063	—	8,900,000
Other receivable	5,057,974	—	—	5,057,974
	$40,433,994	$25,976,020	$500,000	$13,957,974

The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy for the twelve months ended December 27, 2025:

	Total	Equity Investments	Other Receivable
Beginning balance	$—	$—	$—
Transfers into Level 3	13,453,954	8,592,480	4,861,474
Changes in fair value in gain (loss) on investments	504,020	307,520	196,500
Ending balance	$13,957,974	$8,900,000	$5,057,974

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

		Fair Value Measurement at December 28, 2024 Using:
	Total	Level 1	Level 2
Money market fund holdings included in cash equivalents	$12,438,130	$11,592,842	$845,288
U.S. Government and agency backed securities	17,436,195	1,995,520	15,440,675
Certificates of deposit	4,483,463	—	4,483,463
Equity Investments	699,176	699,176	—
	$35,056,964	$14,287,538	$20,769,426

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. There was $0.5 million certificates of deposit included in restricted cash and cash equivalents at December 27, 2025.

Marketable Securities

The Company validates the fair market values of the financial instruments below by using a model that incorporates current interest rates and remaining term. The restricted cash balance at December 27, 2025, with the exception of the bonded restricted cash, is invested in a certificate of deposit and money market funds. Investments in available-for-sale marketable securities are as follows at December 27, 2025 and December 28, 2024:

	Amortized Cost		Unrealized Gain (Losses)		Fair Value
	2025	2024	2025	2024	2025	2024
U.S. Government and agency backed securities	$—	$17,243,599	$—	$192,596	$—	$17,436,195
Certificates of deposit	500,000	4,480,096	—	3,367	500,000	4,483,463
Total	$500,000	$21,723,695	$—	$195,963	$500,000	$21,919,658

The contractual maturity of the Company’s marketable debt securities were less than three months as of December 27, 2025 and less than one year as of December 28, 2024

No allowance for credit losses was recorded on available-for-sale marketable debt securities.

Equity Investments

The Company’s equity investments consisted of the following at December 27, 2025 and December 28, 2024:

	December 27, 2025	December 28, 2024
Equity investments – measurement alternative	$2,230,371	$2,865,762
Equity investments – equity-method accounting, at fair value	8,900,000	—
Equity investments – at fair value	1,229,063	699,176
	$12,359,434	$3,564,938

Equity Investments – Measurement Alternative

Equity investments rarely traded or not quoted will generally have less (or no) pricing observability and a higher degree of judgment utilized in measuring fair value. The Company adopted the measurement alternative for equity investments without readily determinable fair values, which is often referred to as cost method investments, adjusted for changes in observable market transactions. As a result, these investments are revalued upon occurrence of an observable price change for similar investments and for impairments. As of December 27, 2025 and December 28, 2024, the carrying value of these equity investments was $2.2 million and $2.9 million, respectively.

The Company has an equity investment in RealWear Inc. In the fourth quarter of 2025, the Company received shares valued at approximately $0.4 million as payment of royalties. The Company reviewed the financial condition and observable market transactions and recorded an impairment charge of $0.9 million and $1.8 million within gain (loss) on investments during the years ended December 27, 2025 and December 28, 2024, respectively. As of December 27, 2025, the Company has an approximate 2.8% interest in this investment which has carrying value of $0.1 million. The fair value of this investment, which is not measured at fair value on a recurring basis, approximates its carrying value at December 27, 2025, using level 3 methodologies in the fair value hierarchy in accordance with ASC 820.

In 2019, the Company entered into an Asset Purchase Agreement (the “Solos Purchase Agreement”) pursuant to which the Company sold and licensed certain assets of the Company’s SolosTM (“Solos”) product line and WhisperTM Audio (“Whisper”) technology. As consideration for the transaction the Company received a 20.0% equity stake in Solos Incorporation (“Solos Inc.”). The Company’s 20.0% equity stake will be maintained until Solos Inc. has raised a total of $7.5 million in equity financing. The Company receives a royalty in the single digits on the net sales amount of Solos products for a three-year period, after the commencement of commercial production. The Company has performed the analysis and identified Solos Technology as a variable interest entity that should not be consolidated by Kopin, as Kopin is not the primary beneficiary of the entity. Kopin is not obligated to provide any additional funding support to Solos, and its potential loss exposure is the value of the investment recorded on its books. The investment’s carrying value is $0.2 million as of December 27, 2025 and December 28, 2024.

The Company has an equity investment in HMDmd, a medical device company. The carrying value of this equity investment was $0.3 million at December 27, 2025 and December 28, 2024.

The Company has an equity interest in a Lenovo New Vision which is denominated in Chinese Yuan and for the years ended December 27, 2025 and December 28, 2024, the Company recorded approximately $0.1 million and $0.2 million of changes in investment value, respectively, due to a fluctuation in the foreign exchange rate. As of December 27, 2025 the Company owns an approximate 10% interest in this investment and the carrying value was $1.5 million at December 27, 2025 and December 28, 2024.

Equity Investment – At Fair Value

In 2000 Kopin Corporation acquired 525,000 shares of Global Communication Semiconductors, Inc. (“GCS”) for $1,050,000. GCS was a customer of Kopin HBT wafers. On September 15, 2014, GCS had an initial public offering on the Taipei Exchange. As of December 27, 2025 the Company owns an approximate 10% interest in this investment and the carrying value was $2.3 million and $1.7 million at December 27, 2025 and December 28, 2024, respectively.

Equity-Method Investment, At Fair Value

On October 16, 2025, the Company completed a $15 million strategic investment from Theon International Plc which included the sale of a 49% interest in Kopin’s subsidiary, Kopin Europe Ltd., to Theon International Plc. for $8.0 million. Following the transaction, the Company no longer has a controlling financial interest in Kopin Europe Ltd., and the Company’s 51% equity interest is accounted for as an equity-method investment within the scope of ASC 323. The Company has elected to account for its equity interest in Kopin Europe Ltd. using the fair value option under ASC 825. As a result, changes in fair value are recognized as other income (expense) within gain (loss) on investments in the consolidated statements of operations. The estimated fair value of this investment upon recognition and December 27, 2025, was $8.6 million and $8.9 million, resulting in a change of fair value of $0.3 million recognized in earnings during the year ended December 27, 2025. The fair value of this investment was measured using level 3 methodologies in the fair value hierarchy in accordance with ASC 820, including discounted cash flows and an estimated discount rate of 24.75%.

Other Receivables

Historically, the Company has provided Kopin Europe Ltd. with a loan to fund operations. Following the Deconsolidation of Kopin Europe, Ltd. on October 16, 2025, the loan is no longer eliminated in consolidation. The loan has no stated repayment terms, bears interest at an annual rate of 2.0% and the outstanding balance was approximately $5.5 million as of December 27, 2025. The Company has elected to account for this specific instrument using the fair value option under ASC 825. As a result, changes in fair value are recognized as other income (expense) within gain (loss) on investments in the consolidated statements of operations. The estimated fair value of this loan receivable upon recognition and at December 27, 2025, was $4.6 million and $5.1 million, resulting in a change of fair value of $0.5 million recognized in earnings during the year ended December 27, 2025. The fair value was measured using level 3 methodologies in the fair value hierarchy in accordance with ASC 820, including an expected term of between 0.1 and 3.7 years and an expected market yield between 11.75% and 16.00% during the year ended December 27, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Series A Convertible Preferred Stock

As of December 27, 2025, the authorized capital stock of the Company included 3,000 shares of $0.01 par value preferred stock, of which 1,500 shares have been designated as Series A convertible preferred stock.

On October 16, 2025, the Company issued and sold 1,000 shares of Series A convertible preferred stock at a price of $7,000 per share. The Series A convertible preferred stock was recorded based on its fair value at issuance. The Company assessed the convertible preferred stock for any embedded derivatives that would require bifurcation on the date of each issuance and concluded that there were no such features with more than a de minimis fair value.

As of December 27, 2025, the holders of the convertible preferred stock have the following rights and preferences:

Voting Rights—

The holders of the Series A convertible preferred stock are entitled to vote as a single class with the holders of the Company’s common stock with one vote for each share of common stock that the preferred stock is convertible into.

Dividends—

On each January 1 and July 1 of each year, the Company shall (a) pay a cash dividend at a rate of 2% per annum and (b) allow paid-in-kind dividends to accrue at a rate of 2% per annum. The dividend rates shall increase to 3% per annum upon certain events of noncompliance. Dividends on preferred stock shall accrue and accumulate whether or not declared and whether or not the Company has funds legally available for the payment of such dividends and shall compound semi-annually to the extent not paid in cash on or prior to such payment date.

Liquidation Rights—

In the event of any voluntary or involuntary liquidation, the holders of preferred stock are entitled to receive an amount equal to the greater of (a) the sum of (i) the purchase price per share and (ii) the accrued dividends on such share as of the liquidation or (b) an amount per share as would have been payable had all shares of preferred stock been converted into common stock immediately prior to such event.

After payment of such liquidation preferences, holders of common stock receive the remaining assets of the Company available for distribution to its stockholders.

Conversion—

The holders of the preferred stock may elect to convert shares of preferred stock into common stock at any time. Upon a holder’s election, each share of preferred stock shall be converted into such number of shares of common stock equal to the quotient of (a) the sum of (i) the purchase price per share and (ii) the accrued dividends on such share as of the conversion date, divided by (b) the optional conversion price in effect at the time of conversion, which is originally set at $3.00, adjustable for certain dilutive events.

The preferred stock may also be converted, at the Company’s election, if the trading price of the Company’s common stock is $5.50 or more (adjustable for certain dilutive events) for ten trading days during any thirty consecutive trading day period. Upon the Company’s election, each share of preferred stock shall be converted into such number of shares of common stock equal to the quotient of (a) the sum of (i) the purchase price per share and (ii) the accrued dividends on such share as of the conversion date, divided by (b) the mandatory conversion price in effect at the time of conversion, which is originally set at $4.40, adjustable for certain dilutive events.

If either an optional or mandatory conversion would result in the holders of the Series A convertible preferred stock beneficially owning greater than 9.99% of the common stock issued and outstanding, the Company must pay, in lieu of shares, an amount of cash per share equal to the volume weighted average per share price of a share of common stock on the trading day immediately preceding the conversion date and the relevant shares of preferred stock shall be deemed converted.

Redemption—

The preferred stock is redeemable at the election of the holders and is therefore classified outside of permanent equity. Upon the occurrence of certain events constituting a change of control, the Company has the option to redeem the preferred stock for an amount equal to the sum of (i) the purchase price per share and (ii) the accrued dividends on such share as of the redemption date. The Company shall not consummate an event constituting a change of control unless the Company provides each holder the option to receive an amount equal to the greater of (a) 150% of the sum of (i) the purchase price per share and (ii) the accrued dividends on such share as of the liquidation or (b) an amount per share as would have been payable had all shares of preferred stock been converted into common stock immediately prior to such event.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Stockholders’ Equity and Stock-Based Compensation

Sale of Equity Securities

In the first quarter of 2024, the Company sold 3,080,000 shares of common stock for gross proceeds of $7,466,755 (average of $2.42 per share) before deducting broker expenses paid by the Company of approximately $0.2 million, pursuant to the Company’s then effective At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated, (“Stifel”) as agent. The ATM Agreement terminated in the three months ended March 30, 2024.

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

On September 29, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) for a private investment in public equity financing (the “PIPE”) for 19,545,950 shares of its common stock, par value $0.01 per share (the “Shares”). The net proceeds to the Company from the offering were approximately $38.1 million, after deducting placement agent fees and commissions and offering expenses payable by the Company. The transaction was consummated on September 30, 2025.

The pre-funded warrants issued in 2024 and prior years are classified as a component of permanent equity in the Company’s Consolidated Balance Sheets as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share, basic and diluted, attributable to common stockholders as the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date of the pre-funded warrants. As of December 27, 2025, none of the pre-funded warrants had been exercised.

The table below summarizes pre-funded warrants activity:

Pre-funded warrants
As of December 30, 2023	6,000,000
Issuance of pre-funded warrants	4,000,000
As of December 28, 2024	10,000,000
Issuance of pre-funded warrants	-
As of December 27, 2025	10,000,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Awards

In 2020, the Company adopted the 2020 Equity Incentive Plan (“2020 Equity Plan”) which authorized the issuance of shares of common stock to employees, certain consultants and advisors who perform services for the Company, and non-employee members of the Board. The 2020 Equity Plan is a successor to the Company’s 2010 Equity Incentive Plan (“2010 Equity Plan”). The number of shares authorized under the 2020 Equity Plan was 4,000,000 shares of common stock, which has since been amended to authorize the issuance of 11,000,000 shares of common stock. In addition, shares of common stock underlying any outstanding award granted under the 2010 Equity Plan that expires, or is terminated, surrendered or forfeited for any reason without issuance of such shares shall be available for the award of new grants under the 2020 Plan. As of December 27, 2025, the Company has approximately 5.5 million shares of common stock authorized and available for issuance under the Company’s 2020 Equity Plan.

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

	Shares	Weighted Average Grant-Date Fair Value	Grant-Date Fair Value
Non-vested at December 28, 2024	4,833,611	$1.19	$5,733,338
Granted	3,382,864	1.81	$6,116,496
Forfeited	(1,178,113)	1.61	$(1,893,711)
Vested	(1,698,515)	1.42	$(2,404,440)
Non-vested at December 27, 2025	5,339,847	$1.41	$7,551,683
Expected to vest	5,339,847	$1.41	$7,551,683

The total grant-date fair value of restricted stock awards vested was $3.6 million and $3.0 million for the fiscal years ended 2025 and 2024.

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the fiscal years 2025 and 2024 (no tax benefits were recognized):

	2025	2024
Cost of product revenues	$481,570	$1,034,422
Research and development	530,376	724,993
Selling, general and administrative	2,020,349	1,575,256
Total	$3,032,295	$3,334,671

Unrecognized compensation expense for non-vested restricted common stock as of December 27, 2025 totaled $7.6 million and is expected to be recognized over a weighted average period of approximately 2 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Options

During the first quarter of 2025, an option award for 591,366 shares of the Company’s common stock was granted to the Chief Executive Officer. These options have a strike price of $1.76 and vest over a 4-year period. In 2025, the Company recorded incremental stock-based compensation of $0.1 million as a result of the granting of stock option awards. The remaining unrecognized compensation cost of $0.4 million is expected to be recognized over the remaining vesting period of 3 years. The fair value of this option award was estimated using the Black-Scholes model using the following assumptions and had the following fair values:

2025
Average risk-free interest rate	4.54%
Expected dividend yield	None
Expected life (average, in years)	8.00
Expected volatility	85%
Weighted average exercise price	$1.76
Weighted average fair value	$1.16

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

A summary of stock option activity for the fiscal year is as follows:

	Number of Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 28, 2024	—	$—	$—
Granted	591,366	$1.76
Outstanding as of December 27, 2025	591,366	$1.76	$366,647

Options exercisable as of December 27, 2025	73,921	$1.76	$45,831

9. Concentrations of Risk

Ongoing credit evaluations of customers’ financial condition are performed and collateral, such as letters of credit, are generally not required. Customer’s accounts receivable balance as a percentage of total accounts receivable was as follows:

	Percent of Gross Accounts Receivable
Customer	December 27, 2025	December 28, 2024
Army Contracting Command	32%	—
DRS Network & Imaging Systems, LLC	41%	69%

The Company had product sales to defense customers for 2025 and 2024 of 74% and 82% of total revenues, respectively.

The Company had revenue from funded research and development contracts for 2025 and 2024 of 12% and 12% of total revenues, respectively.

Sales to significant customers for fiscal years 2025 and 2024, as a percentage of total revenues, are as follows:

	Revenue as a Percent of Total Revenue
	Fiscal Year
	2025	2024
Customer
DRS Network & Imaging Systems, LLC	62%	65%
Collins Aerospace	9%	11%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Income Taxes

The provision for income taxes from continuing operations consists of the following for the fiscal years indicated:

	Fiscal Year
	2025	2024
Current
State	$—	$—
Foreign	208,000	170,000
Total current provision	208,000	170,000
Deferred
Federal	(1,562,000)	(6,902,000)
State	(407,000)	(506,000)
Foreign	1,514,000	(218,000)
Change in valuation allowance	455,000	7,626,000
Total deferred provision	—	—
Total provision for income taxes	$208,000	$170,000

The following table sets forth the changes in the Company’s balance of unrecognized tax benefits, including interest and penalties, for the year ended:

Changes in the unrecognized tax benefits, including interest and penalties, was as follows:	Fiscal Year Ended
	December 27, 2025	December 28, 2024
Beginning balance	$1,886,000	$1,965,000
Additions	208,000	170,000
Foreign exchange increases (decreases)	34,000	(249,000)
Ending Balance	$2,128,000	$1,886,000

U.S. GAAP requires applying a ‘more likely than not’ threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken on the Company’s income tax returns. The total amount of the Company’s gross tax liability for tax positions that may not be sustained under a ‘more likely than not’ threshold, excluding interest and penalties, amounts to $0.8 million as of December 27, 2025, and December 28, 2024. The Company’s policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. The total amount of accrued interest and penalties related to the Company’s unrecognized tax benefits, adjusted for the impact of foreign exchange gains and losses, was $1.3 million and $1.1 million as of December 27, 2025, and December 28, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The actual income tax provisions reported from operations are different from those which would have been computed by applying the federal statutory tax rate to loss before income tax provision. A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended
	December 27, 2025		December 28, 2024
	Amount	Rate	Amount	Rate
US Federal Statutory Rate	579,000	21.0%	(9,201,000)	21.1%
State and Local Income Taxes Net of Federal Income Tax effects	-	0.0%	-	0.0%
Foreign Effects
United Kingdom	-	0.0%	-	0.0%
Other	-	0.0%	311,000	-0.7%
Effect of Changes in Tax law or Rates enacted in Current Period	-	0.0%	-	0.0%
Tax Credis	(7,000)	-0.3%	98,000	-0.2%
Uncertain tax positions	412,000	14.9%	171,000	-0.4%
Nontaxable or non deductible items
Equity compensation awards	(425,000)	-15.4%	(110,000)	0.3%
Compensation > $1 million	166,000	6.0%	-	0.0%
Non taxable dividends	(33,000)	-1.2%	21,000	0.0%
Deconsolidation tax effects	(1,906,000)	-69.1%	-	0.0%
FMV Preferred Stock forward contract	174,000	6.3%	-	0.0%
Other	(33,000)	-1.2%	258,000	-0.6%
Other adjustments
Fed NOL Expiration and true up	(146,000)	-5.3%	3,286,000	-7.5%
Capital loss expiration	-	0.0%	-	0.0%
Change in Valuation Allowance	1,427,000	51.7%	5,336,000	-12.2%
Total Provision	208,000	7.5%	170,000	0.0%

The Company incurred tax provisions of $208,000 and $170,000 for the fiscal years ended December 27, 2025, and December 28, 2024, respectively, primarily due to accrual of additional liabilities related to uncertain tax positions associated with transfer pricing with a former foreign subsidiary.

In fiscal year 2025 the Company deconsolidated its Kopin Europe, Ltd. Subsidiary. As a result of the deconsolidation the Company’s investment in Kopin Europe, Ltd and its loan receivable from Kopin Europe, Ltd. The entity’s deferred tax assets and offsetting valuation allowance are no longer included in the deferred table. A deferred tax liability was recognized for the book tax difference in the remaining ownership of 51%, the investment in Kopin Europe. No taxable gain or loss was recognized on the deconsolidation as this was not considered a taxable event for tax purposes.

The decrease in the federal net operating loss carryforward for fiscal year ended December 28, 2024, was due to the expiration of net operating loss carryforwards partially offset by loss carryforwards generated in Fiscal year December 28, 2024.

During the fiscal year ended December 27, 2025, the were no foreign effects due to the deconsolidation or Kopin Europe. For December 28, 2024, the change in the foreign effects categories was attributable to changes in the valuation allowance of deferred tax assets at Kopin Europe Ltd.

Pretax income (loss) from operations for the fiscal years ended 2025 and 2024:

	Fiscal Year Ended
	December 27, 2025	December 28, 2024
United States of America	$3,855,000	$(42,223,000)
United Kingdom	(1,096,000)	(1,485,000)
Consolidated Balance	$2,759,000	$(43,708,000)

Deferred income taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:

	Fiscal Year
	2025	2024
Deferred tax assets:
Federal net operating loss carryforwards	$53,643,000	$47,844,000
State net operating loss carryforwards	9,990,000	8,376,000
Foreign net operating loss carryforwards		1,357,000
Litigation accrual	5,317,000	6,621,000
Equity awards	469,000	321,000
Tax credits	9,758,000	9,751,000
R&D expense amortization	1,446,000	2,860,000
Property, plant and equipment	498,000	630,000
Unrealized (gains) and losses on investments	1,871,000	2,376,000
Inventory reserves	1,217,000	1,498,000
Accrued legal	-	1,571,000
Other	130,000	588,000
Deferred tax assets	84,339,000	83,793,000

Accrued legal	(91,000)	-
Deferred tax liabilities	(91,000)	-
Net deferred tax assets	84,248,000	83,793,000
Valuation allowance	(84,248,000)	(83,793,000)
Net deferred tax assets	—	—
Deferred tax liability:
Foreign withholding liability	(422,000)	(414,000)
Net deferred tax liability	$(422,000)	$(414,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in the valuation allowance was as follows:

	Fiscal Year Ended
	December 27, 2025	December 28, 2024
Beginning balance	$83,793,000	$76,167,000
Additions	455,000	7,626,000
Allowances removed	—	—
Ending Balance	$84,248,000	$83,793,000

The increase in the federal and state net operating loss carryforward for fiscal year ended December 27, 2025 was due to the loss from operation adjusted for litigation accrual and certain legal expenses being disallowed in computing the taxable loss, prior years research & development expenses that had been capitalized being expensed in fiscal year 2025, and equity compensation tax expense being greater than the amount recorded under U.S.GAAP. In addition to the loss from operations, the higher state net operating loss carryforwards for the fiscal year December 27, 2025 was also due to a change in the mix of sales in the states the Company sold in fiscal 2025 which have different rates than the state the Company is located in.

The valuation allowance was approximately $84.2 million and $83.8 million at December 27, 2025 and December 28, 2024, respectively, primarily driven by U.S. net operating loss carryforwards (“NOLs”) and tax credits. Based on the available evidence it is more likely than not the deferred tax assets will not be realized.

As of December 27, 2025, the Company has available for tax purposes NOLs of $120.1 million expiring in 2025 through 2038 and $136.4 million that have an unlimited carryover period however only 80% of taxable income can be offset through the use of NOL’s in a particular year. The Company has recognized a full valuation allowance on its net deferred tax assets as the Company has concluded that such assets are not more likely than not to be realized.

 Net operating losses were not utilized in 2025 and 2024 to offset federal and state taxes

There were no payments for income taxes for the fiscal years ended December 27, 2025 and December 28, 2024.

Under the provisions of Section 382, certain substantial changes in Kopin’s ownership may limit in the future the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability. During the year end December 27, 2025, Kopin performed a Section 382 review of its net operating loss carryforwards and determined there was no limitation as of December 27, 2025.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The statute of limitations for assessment by the Internal Revenue Service remains open for all years from 2022 to the present. The Company’s tax attributes related to years prior to 2022 can still be adjusted under audit. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in these jurisdictions.

International jurisdictions have statutes of limitations generally ranging from three to twenty years after filing of the respective return. Years still open to examination by tax authorities in major jurisdictions include Korea, which is expiring at the end of 2026, Japan (2015 onward) and the United Kingdom (2016 onward). The Company is not currently under examination in these jurisdictions.

The One Big Beautiful Bill Act (“OBBB”) was signed into law on July 4, 2025. The OBBB makes changes to U.S. corporate income tax, including immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025; reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025; and international tax provisions modifying global intangible low-taxed income (“GILTI”), foreign-derived intangible income (“FDII”), and base erosion and anti-abuse tax (“BEAT”). There is no significant impact from the OBBB on the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Accrued Warranty

The Company warrants its products against defects for 12 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue is recognized and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for fiscal years ended 2025 and 2024 are as follows:

	Fiscal Year Ended
	December 27, 2025	December 28, 2024
Beginning balance	$2,557,000	$2,160,000
Additions	445,000	1,874,000
Claim and reversals	(1,837,000)	(1,477,000)
Ending Balance	$1,165,000	$2,557,000

12. Employee Benefit Plan and Post Retirement Benefit

The Company has an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. In 2025, the plan allowed employees to defer an amount of their annual compensation up to a current maximum of $23,500 if they are under the age of 50 and $31,000 if they are over the age of 50. The Company matches 50% of all deferred compensation on the first 6% of each employee’s deferred compensation. The amount charged to operations in connection with this plan was approximately $0.4 million in fiscal year 2025 and $0.4 million in fiscal year 2024.

On September 5, 2022, John C.C. Fan, the Company’s then President and Chief Executive Officer and Chairman of the Company’s Board of Directors, notified the Company of his resignation as President and CEO effective September 6, 2022. Under the terms of his previous employment agreement Dr. Fan received $750,000 of severance payments for the fiscal year 2024 and 2023. In addition, Dr. Fan received $40,000 for medical benefits for fiscal year 2025, 2024, and 2023, and he (or his spouse) will receive $40,000 annually through 2032.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Commitments and Contingencies

The Company is subject to the possibility of loss contingencies arising in the ordinary course of business. Management considers the likelihood of loss related to an asset, or the incurrence of a liability, as well as its ability to reasonably estimate the amount of the loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired, or a liability has been incurred, and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required.

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

BlueRadios, Inc. v. Kopin Corporation, Civil Action No. 16-02052-JLK (D. Col.):

On August 12, 2016, BlueRadios, Inc. (“BlueRadios”) filed a complaint in the U.S. District Court for the District of Colorado, alleging that the Company breached a contract between it and BlueRadios concerning the design, development and commercialization micro-display products with embedded wireless technology referred to as “Golden-i,” breached the covenant of good faith and fair dealing associated with that contract, breached its fiduciary duty to BlueRadios, and misappropriated trade secrets owned by BlueRadios in violation of Colorado law (C.R.S. § 7-74-104(4)) and the Defend Trade Secrets Act (18 U.S.C. § 1836(b)(1)). BlueRadios further alleged that the Company was unjustly enriched by its alleged misconduct, BlueRadios is entitled to an accounting to determine the amount of profits obtained by the Company as a result of its alleged misconduct, and the inventorship on at least ten patents or patent applications owned by the Company need to be corrected to list BlueRadios’ employees as inventors and thereby list BlueRadios as co-assignees of the patents. BlueRadios seeks monetary, declaratory, and injunctive relief, including for alleged non-payment of engineering retainer fees.

On Monday, April 22, 2024, after a four-week trial, a jury verdict was entered finding for BlueRadios and awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages. On May 22, 2024, the Company filed its Motion for Judgment as a Matter of Law or in the alternative for a New Trial, as well as two submissions arguing that the disgorgement and exemplary damages should not be awarded. That same day, BlueRadios filed motions seeking a permanent injunction prohibiting Kopin from selling any products that incorporate BlueRadios’ trade secrets, over $10.8 million in pre-judgment interest, and over $10.2 million in attorneys’ fees and costs. Briefing on those issues concluded on June 26, 2024. On September 25, 2024, the Company filed a supplemental brief on issue preclusion arguing that BlueRadios’ claims were untimely because of findings of fact made in BlueRadios, Inc. v. Hamilton, Brook, Smith & Reynolds, P.C., No. 1:21-cv-10488-DJC, ECF 268 (D. Mass. Sept. 18, 2024). That supplemental briefing concluded on October 29, 2024. As of December 28, 2024, the Company had estimated and accrued $24.8 million in probable and reasonably estimable damages for this matter.

On September 5, 2025, a post-trial order was entered in the U.S. District Court for the District of Colorado in the matter of BlueRadios, Inc. v. Kopin Corporation, Inc. finding for the plaintiff, BlueRadios, Inc. and awarding approximately $19.7 million in damages but denying a permanent injunction and prejudgment interest. As a result of the post-trial order, the Company reduced the accrual to $19.7 million and recognized a benefit of $5.1 million for the reduction in the accrual in the consolidated Statements of Operations for the fiscal year ended December 27, 2025.

On September 26, 2025, the Company and its lawyers entered into a Mutual Release agreement (the “Release”) in which accrued legal expenses in connection with the BlueRadios litigation were resolved. The release reduced unpaid accrued legal expenses by $3.3 million. The reduction in accrued legal fees is included within selling, general and administration in the Company’s consolidated financial statements for the fiscal year ended December 27, 2025.

On October 2, 2025, the Company posted a supersedeas bond for the amount of $23.0 million which consisted of the $19.7 million judgement, legal expenses, and interest that would accrue over the expected term of the appeal. To post the bond the Company entered into loan agreements (the “Agreements”) with its bank which provides the bank with a security interest in the $23.0 million plus $1.15 million in fees for a total of $24.2 million, which is classified as Restricted Cash. The bank then issued a Letter of Credit (LOC) to a surety company who then issued the bond to the court. The Agreement provides for standard representations and warranties and allows the bank to use the $23.0 million to satisfy the LOC in the event the LOC is called.

On October 7, 2025, Kopin Corporation (Kopin or the Company) filed an appeal of the $19.7 million judgement against the Company in the matter of Blue Radios Inc. v. Kopin Corporation. As of December 27, 2025, the Company has accrued $19.7 million for the judgment within Accrued litigation liability and has accrued approximately $0.3 million in related interest within Other accrued liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Segments and Disaggregation of Revenue

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

The CODM assesses performance and decides how to allocate resources and make operating decisions based on revenues, loss from operations, and net loss that are reported on the Consolidated Statements of Operations. These metrics are also used to monitor budget versus actual results. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. Significant segment expenses are included in the accompanying Consolidated Financial Statements. See the Consolidated Statements of Operations for the fiscal years ended 2025 and 2024.

Total long-lived assets by country at December 27, 2025 and December 28, 2024 were:

Total Long-lived Assets (in thousands)	2025	2024
U.S.	$4,105	$4,153
United Kingdom		82
Total	$4,105	$4,235

The Company disaggregates its revenue from contracts with customers by geographic location and by display application based on shipments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

Total revenue by geographical area for the fiscal years ended December 27, 2025 and December 28, 2024:

	2025		2024
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total
U.S.	$37,147	94%	$47,559	94%
Other Americas	62	—%	5	—%
Total Americas	37,209	94%	47,564	94%
Asia-Pacific	1,154	3%	1,989	4%
Europe	961	3%	782	2%
Total Revenues	$39,324	100%	$50,335	100%

Total revenue by display application for the fiscal years ended December 27, 2025 and December 28, 2024 was as follows:

(In thousands)	2025	2024
Defense	$29,361	$41,249
Industrial	3,025	2,200
Consumer	9	24
Medical	594	103
Other product	78	—
Net product revenues	33,067	43,576
R&D	4,590	5,997
License and royalties	410	762
ASC 606 revenues	38,067	50,335
Grant	858	—
Collaboration	399	—
Non ASC 606 revenues	1,257	—
Total Revenues	$39,324	$50,335

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

The Company and RealWear have entered into agreements where the Company have agreed to supply display modules to RealWear, and license certain intellectual property to RealWear. In conjunction with these agreements the Company received an equity interest in RealWear, one-time $1.5 million license fees, paid as of December 2019, and will receive royalties of future product sales. See Note 6 for a description of the Company’s investments in RealWear. As of December 27, 2025, the Company owned approximately 2.8% of RealWear.

The Company has warrants to purchase shares of Preferred Stock of HMDmd. The fair value of the investment was determined to be $0.3 million as of December 27, 2025.

On October 16, 2025, Theon International Plc (“Theon”) became a related party of the Company following its equity investment in Kopin Europe Limited (“Kopin Europe”), the Company’s majority-owned subsidiary, pursuant to a Subscription Agreement under which Theon subscribed for 21,281,350 ordinary shares of Kopin Europe for $8.0 million, resulting in 49% ownership of Kopin Europe.

Concurrent with the Subscription Agreement, Kopin, Kopin Europe, and Theon entered into a License and Collaboration Agreement (“LCA”), together with associated side letters, establishing a framework for joint development and commercialization of multiple product categories, including the DarkWave module, DarkWave subsystem, Theon End Product, certain MicroLED displays, and OLED displays.

During fiscal years 2025 and 2024, the Company had the following transactions with related parties:

	2025		2024
	Revenue	Purchases	Revenue	Purchases
RealWear, Inc.	$409,881	$—	$406,878	$10,550
HMDmd, Inc.	721,519	—	603,109	—
Vuzix Corp	—	—	—	11,905
Kopin Europe Ltd.	—	221,920	—	—
Theon International Plc	398,911	—	—	—
	$1,530,311	$221,920	$1,009,987	$22,455

At December 27, 2025 and December 28, 2024, the Company had the following receivables and payables with related parties:

	December 27, 2025			December 28, 2024
	Receivables	Payables		Receivables	Payables
RealWear, Inc.	$96,120		$—	$94,884	$—
HMDmd, Inc.	—		—	279,150	—
Kopin Europe Ltd.	5,057,974		—	—	—
Theon International PlC	300,000		—	—	—
	$5,454,094	$		$374,034	$—

18. Allowance for Credit Losses

The following table sets forth activity in Kopin’s allowance for credit losses:

Fiscal year ended:	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserve	Balance at End of Year
December 28, 2024	1,025,000	85,000	(35,000)	1,075,000
December 27, 2025	$1,075,000	$—	$(1,056,000)	$19,000

During fiscal year 2025, the allowance for credit losses decreased primarily as a result of significant deductions and write-offs recorded during the period. The Company recognized approximately $0.6 million in write-offs, largely attributable to legacy receivable balances that were deemed uncollectible following a reassessment of customer credit profiles and collection outcomes, and $0.4 million for the Deconsolidation of Kopin Europe.

INDEX TO EXHIBITS

Exhibits
3.1	Amended and Restated Certificate of Incorporation filed as an exhibit to Registration Statement on Form 8-K filed on June 11, 2024, and incorporated herein by reference.
3.2	Amendment to the Amended and Restated Certificate of Incorporation filed as an exhibit to Form 8-K filed on June 30, 2025, and incorporated herein by reference.
3.3	Amendment to Certificate of Incorporation filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
3.4	Amendment to Certificate of Incorporation filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
3.5	Form of Indemnification Agreement filed as an exhibit to Current Report on Form 8-K filed on June 6, 2024 and incorporated herein by reference.
3.6	Sixth Amended and Restated By-laws filed as an exhibit to Current Report on Form 8-K filed on April 12, 2019 and incorporated herein by reference.
3.7	Revised Certificate of Designation of Series A Convertible Preferred Stock of Kopin Corporation filed as an exhibit to Form 8-K filed on November 6, 2025 and incorporated herein by reference.
4.1	Specimen Certificate of Common Stock filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
4.2#	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.3	Form of Pre-Funded Warrant filed as an exhibit to Current Report on Form 8-K filed on January 26, 2023 and incorporated herein by reference.
4.4	Form of Pre-Funded Warrant filed as an exhibit to Current Report on Form 8-K filed on September 20, 2024 and incorporated herein by reference.
10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
10.8*	Form of Key Employee Stock Purchase Agreement filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference. *
10.9	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended, filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
10.10	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993 filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
10.11*	Kopin Corporation Form of Stock Option Agreement under 2001 and 2010 Equity Incentive Plans filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference. *
10.12*	Kopin Corporation 2001 and 2010 Equity Incentive Plan Form of Restricted Stock Purchase Agreement filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference. *
10.13*	Kopin Corporation Fiscal Year 2012 Incentive Bonus Plan filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference. *
10.14	Kopin Corporation 2010 Equity Incentive Plan filed with the Company’s Definitive Proxy Statement on Schedule 14 filed as of April 5, 2013 and incorporated by reference herein.
10.15*	Offer Letter, dated January 17, 2019, by and between Kopin Corporation and Paul Baker filed as an exhibit to the Current Report on Form 8-K filed on January 22, 2019 and incorporated by reference herein.
10.16†	Asset Purchase Agreement, dated September 30, 2019, by and between Kopin Corporation, Kopin Display Corporation and Solos Technology Limited.

Exhibits
10.17*	Kopin Corporation 2020 Equity Incentive Plan filed as an exhibit to Current Form on 8-K on May 20, 2020 and incorporated by reference herein.
10.18*	Tenth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of December 31, 2020, filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 25, 2021 and incorporated herein by reference
10.19*	Letter Agreement between Kopin Corporation and Michael Murray, dated July 14, 2022, filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2022 and incorporated by reference herein.*
10.20*	Amendment to Employment Agreement between Kopin Corporation and John C. C. Fan, dated September 5, 2022, filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2022 and incorporated by reference herein.*
10.21*	Employment Agreement between Kopin Corporation and Michael Murray, dated as of April 5, 2024, filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2024 and incorporated by reference herein.
10.22	Underwriting Agreement, dated September 20, 2024, by and between Kopin Corporation and Canaccord Genuity LLC, as representative of the underwriters named therein filed as an exhibit to the Current Report on Form 8-K filed on September 20, 2024 and incorporated by reference herein.
10.23†	Shareholders’ Agreement in Relationship to Kopin Europe Limited, dated October 16, 2025, by and among Kopin Corporation, Theon International PLC, and Kopin Europe Limited filed as an exhibit to Form S-1 on November 7, 2025 and incorporated herein by reference.
10.24†	Subscription Agreement Relating to Kopin Europe Limited, dated August 8, 2025, by and among Theon International PLC, Kopin Europe Limited and Kopin Corporation filed as an exhibit to Form S-1 on November 7, 2025 and incorporated herein by reference.
10.25†	Series A Convertible Preferred Stock Purchase Agreement, dated August 8, 2025, by and between Kopin Corporation and Theon International PLC filed as an exhibit to Form S-1 on November 7, 2025 and incorporated herein by reference.
10.26†	First Amendment to Series A Convertible Preferred Stock Purchase Agreement, dated September 30, 2025, by and between Kopin Corporation and Theon International PLC filed as an exhibit to Form S-1 on November 7, 2025 and incorporated herein by reference.
10.27†	License and Collaboration Agreement, dated October 16, 2025, by and among Kopin Corporation, Theon International PLC, and Kopin Europe Limited filed as an exhibit to Form S-1 on November 7, 2025 and incorporated herein by reference.
10.28	[At-the-Market Equity Offering Sales Agreement by and between Kopin Corporation and Stifel, Nicolaus & Company, Incorporated, dated January 24, 2025 filed as an exhibit to Form 8-K on January 24, 2025 and incorporated by reference herein.]
10.29*	Inducement Restricted Stock Agreement, dated September 4, 2025 between Kopin Corporation and Erich Manz filed as an exhibit to Form 8-K on September 5, 2025 and incorporated by reference herein.
10.30†	Securities Purchase Agreement, dated as of September 29, 2025, by and among the Company and the Purchasers filed as an exhibit to Form 8-K on September 29, 2025 and incorporated by reference herein.
10.31	Registration Rights Agreement, dated as of September 29, 2025, by and among the Company and the Purchasers filed as an exhibit to Form 8-K on September 30, 2025 and incorporated by reference herein.
10.32	Loan Agreement, dated as of October 2, 2025 by and among the Company, Kopin Targeting Corporation and Rockland Trust Company filed as an exhibit to Form 8-K on October 10, 2025 and incorporated by reference herein.
10.33	Continuing Reimbursement Agreement for Letters of Credit dated as of October 2, 2025 by and among the Company and Rockland Trust Company filed as an exhibit to Form 8-K on October 10, 2025 and incorporated by reference herein.
19	Insider Trading Policy
21.1#	Subsidiaries of Kopin Corporation
23.2#	Consent of Independent Registered Public Accounting Firm - BDO USA, P.C.
31.1#	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Kopin Corporation Compensation Clawback Policy
101.0	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholder’s Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025, formatted in Inline XBRL and contained in Exhibit 101.

#	Filed herewith
*	Management contract or compensatory plan required to be filed as an Exhibit to this Annual Report on Form 10-K.
†	Portions of this exhibit and the schedules thereto, marked by brackets, have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 13, 2026

KOPIN CORPORATION

By:	/s/ MICHAEL MURRAY
Michael Murray
Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL MURRAY	Chairman of the Board, Chief Executive Officer,
Michael Murray	President and Director (Principal Executive Officer)	April 13, 2026

/s/ ERICH MANZ	Treasurer and Chief Financial Officer
Erich Manz	(Principal Financial and Accounting Officer)	April 13, 2026

/s/ JILL AVERY	Director
Jill Avery		April 13, 2026

/s/ DAVID NIEUWSMA	Director
David Nieuwsma		April 13, 2026

/s/ MARGARET SEIF	Director
Margaret Seif		April 13, 2026

/s/ PAUL WALSH, JR.	Director
Paul Walsh, Jr.		April 13, 2026

