Form 10-Q
period 2026-03-28
KOPIN CORP
filed 2026-05-12
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-19882

KOPIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2833935
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

125 North Drive, Westborough, MA	01581-3335
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 870-5959

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	KOPN	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 12, 2026
Common Stock, par value $0.01	182,920,310

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

Kopin Corporation

INDEX

		Page No.
Part I – Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets at March 28, 2026 (Unaudited) and December 27, 2025	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 28, 2026 and March 29, 2025	4

	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three months ended March 28, 2026 and March 29, 2025	5

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Unaudited) for the three months ended March 28, 2026 and March 29, 2025	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 28, 2026 and March 29, 2025	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

Part II – Other Information		35

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

Signatures		37

Part 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 28, 2026	December 27, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,148,324	$36,350,083
Restricted cash and cash equivalents	25,338,612	25,277,063
Accounts receivable, net of allowance of $6,200 and $19,000 in 2026 and 2025, respectively	3,441,794	10,726,776
Contract assets	6,134,563	6,032,913
Grant income receivable	753,068	—
Inventory	4,977,813	5,505,775
Other receivable, at fair value	4,859,350	5,057,974
Prepaid expenses and other current assets	2,769,220	2,855,383
Total current assets	82,422,744	91,805,967
Property, plant and equipment, net	3,670,715	2,616,803
Operating lease right-of-use assets	1,329,689	1,488,231
Other assets	123,822	123,822
Equity method investment, at fair value	9,150,000	8,900,000
Equity investments	5,739,537	3,459,434
Total assets	$102,436,507	$108,394,257
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,713,343	$5,315,998
Accrued payroll and expenses	3,178,401	2,231,848
Accrued warranty	41,000	1,165,000
Contract liabilities	1,008,635	1,168,009
Deferred grant income	—	2,688,627
Operating lease liabilities	661,355	648,469
Accrued post-retirement benefits	40,000	40,000
Other accrued liabilities	771,835	607,915
Deferred tax liabilities	416,583	422,458
Accrued litigation damages	19,700,000	19,700,000
Total current liabilities	31,531,152	33,988,324
Non-current contract liabilities, and asset retirement obligations	2,728	3,675
Operating lease liabilities, net of current portion	661,375	831,507
Accrued post-retirement benefits, net of current portion	150,646	190,696
Other long-term liabilities, net of current portion	1,673,672	1,706,411
Total liabilities	34,019,573	36,720,613
Commitments and contingencies (Note 15) and Litigation (Note 16)
Series A redeemable convertible preferred stock, par value $0.01, stated value $7,000 per share; 1,000 shares authorized, 1,000 issued, and outstanding at March 28, 2026 and December 27, 2025; aggregate liquidation preference of $7,028,000 at March 28, 2026 and $7,000,000 as of December 27, 2025	7,591,481	7,556,481
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; no shares issued and outstanding as of 2026 and 2025	—	—
Common stock, par value $0.01; 275,000,000 shares authorized in 2026 and 2025, 184,280,028 issued in 2026 and 183,015,207 issued in 2025, and 176,903,857 outstanding at March 28, 2026 and December 27, 2025	1,776,753	1,776,753
Additional paid-in capital	463,611,163	463,150,835
Treasury stock 771,500 shares at March 28, 2026 and December 27, 2025, at cost	(1,389,174)	(1,389,174)
Accumulated deficit	(403,173,289)	(399,421,251)
Total stockholders’ equity	60,825,453	64,117,163
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$102,436,507	$108,394,257

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 28, 2026	Three months ended March 29, 2025
Revenues:
Net product revenues	$5,424,720	$9,229,885
Research and development revenues	1,290,416	1,236,667
Grant income	3,441,695	—
Collaboration arrangement income	329,611	—
License and other revenues	64,928	71,940
Total revenues	10,551,370	10,538,492
Expenses:
Cost of product revenues	5,609,253	7,629,467
Research and development – Funded	3,806,233	638,719
Research and development – Internal	1,105,336	1,477,202
Selling, general and administrative	6,017,411	4,701,061
Total operating expenses	16,538,233	14,446,449
Loss from operations	(5,986,863)	(3,907,957)
Non-operating income (expense), net:
Interest income	94,162	446,448
Other (expense) income, net	(224,613)	324,934
Foreign currency transaction gains	114,335	99,163
Loss on impairment of investments, net	—	(24,121)
Gain on investments	2,307,961	—
Total non-operating income	2,291,845	846,424
Loss before provision for income taxes	(3,695,018)	(3,061,533)
Provision for income taxes	(57,020)	(52,000)
Net loss	$(3,752,038)	$(3,113,533)
Dividends and deemed dividends on Series A convertible preferred stock	(35,000)	—
Net loss attributable to common stockholders	(3,787,038)	(3,113,533)
Net loss per share attributable to common stockholders:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)
Weighted average number of common shares outstanding:
Basic	186,903,857	166,118,010
Diluted	186,903,857	166,118,010

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF comprehensive loss

(Unaudited)

	Three months ended	Three months ended
	March 28, 2026	March 29, 2025
Net loss	$(3,752,038)	$(3,113,533)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	(46,920)
Unrealized holding (loss) gain on marketable securities	—	(214,507)
Other comprehensive income, net of tax	—	(261,427)
Comprehensive loss	$(3,752,038)	$(3,374,960)

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

Condensed Consolidated Statements of REDEEMABLE CONVERTIBLE PREFERRED STOCK and Stockholders’ Equity

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance, December 27, 2025	1,000	$7,556,481	177,675,361	$1,776,753	$463,150,835	$(1,389,174)	-	$(399,421,251)	$64,117,163
Stock-based compensation expense	-	-	-	-	495,328	-	-	-	495,328
Other comprehensive income	-	-	-	-	-	-	-	-	-
Dividend on Series A Redeemable Convertible Preferred Stock	-	35,000	-	-	(35,000)	-	-	-	(35,000)
Net Income	-	-	-	-	-	-	-	(3,752,038)	(3,752,038)
Balance, March 28, 2026	1,000	$7,591,481	177,675,361	$1,776,753	$463,611,163	$(1,389,174)	-	$(403,173,289)	$60,825,453

Balance, December 28, 2024	-	-	156,430,896	$1,564,308	$422,087,837	$(370,012)	$2,032,359	$(402,032,930)	$23,281,562
Stock-based compensation expense	-	-	-	-	774,392	-	-	-	774,392
Other comprehensive (loss)	-	-	-	-	-	-	(261,427)	-	(261,427)
Dividend on Series A Redeemable Convertible Preferred Stock	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	(3,113,533)	(3,113,533)
Balance, March 29, 2025	-	-	156,430,896	$1,564,308	$422,862,229	$(370,012)	$1,770,932	$(405,146,463)	$20,680,994

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	Three months ended March 28, 2026	Three months ended March 29, 2025
Cash flows from operating activities:
Net loss	$(3,752,038)	$(3,113,533)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	247,023	219,501
Stock-based compensation	495,328	774,392
Non-cash (gain) loss on equity investments	(2,530,102)	24,000
Income taxes	57,020	52,228
Foreign currency gains	(96,687)	(65,901)
Noncash provision for excess inventory	71,587	551,758
Changes in assets and liabilities:
Accounts receivable	7,213,292	4,775,817
Contract assets	(677,216)	(2,273,850)
Inventory	456,375	(444,726)
Prepaid expenses and other current assets	(11,653)	(773,832)
Other assets	198,624	-
Accounts payable and accrued expenses	1,497,396	(2,953,405)
Accrued warranty	(1,123,846)	(122,389)
Contract liabilities	(167,222)	(64,261)
Deferred grant income	(2,688,627)	-
Net cash used in operating activities	(810,746)	(3,414,201)
Cash flows from investing activities:
Proceeds from sale of marketable securities	-	20,243,677
Other assets	-	(17)
Capital expenditures	(1,301,349)	(500,492)
Purchases of marketable securities	-	(15,156,585)
Net cash (used in) from investing activities	(1,301,349)	4,586,583
Cash flows from financing activities:
Payment of dividends	(29,167)	-
Net cash provided by financing activities	(29,167)	-
Effect of exchange rate changes on cash	1,052	(588)
Net change in cash, cash equivalents and restricted cash	(2,140,210)	1,171,794
Cash, cash equivalents and restricted cash at beginning of year	61,627,146	15,210,120
Cash, cash equivalents and restricted cash at end of year	$59,486,936	$16,381,914
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	-	-
Cash paid for income taxes	-	-
Accrued dividends	35,000	-

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

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of Kopin Corporation as of March 28, 2026 and for the three month periods ended March 28, 2026 and March 29, 2025 are unaudited and include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025, as amended. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. As used in this report, the terms “we”, “us”, “our”, “Kopin” and the “Company” mean Kopin Corporation and its subsidiaries, unless the context indicates another meaning.

Principles of Consolidation

The condensed consolidated financial statements for the three-month periods ended March 28, 2026 and March 29, 2025 include the accounts of Kopin Corporation and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

As of October 16, 2025, the Company no longer has a controlling financial interest in Kopin Europe Ltd. and the assets and liabilities and operations of Kopin Europe Ltd. were deconsolidated (“Deconsolidation”). The assets and liabilities of Kopin Europe Ltd. are no longer included within the Company’s December 27, 2025 consolidated balance sheet. Any discussions related to results, operations, and accounting policies associated with Kopin Europe Ltd. are referring to the periods prior to Deconsolidation. Subsequent to Deconsolidation, the Company accounted for our equity ownership interest in Kopin Europe Ltd. under the equity method of accounting using the fair value option under ASC 825, Financial Instruments (“ASC 825”), (See Note 3, “Strategic Investment from Theon”).

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $3.8 million and net cash outflows from operations of $0.8 million for the three months ended March, 28, 2026. The Company’s net cash outflows from operations were partially a result of funding its ongoing investments in research and development, which management believes will continue, and production inefficiencies.

As of December 28, 2024, the Company had $24.7 million accrued related to a jury verdict in the matter of Blue Radios Inc. v. Kopin Corporation (see Note 16 Litigation). On September 5, 2025, a post-trial order for $19.7 million was awarded. As a result, the Company reduced the accrual to $19.7 million and recognized a benefit of $5.1 million in the consolidated Statements of Operations for the fiscal year ended December 27, 2025. On October 2, 2025, the Company posted a supersedeas bond for $23.0 million which consisted of the $19.7 million judgement, legal expenses, and interest that would accrue over the expected term of the Company’s appeal to the verdict. To post the bond, the Company deposited $24.2 million in the bank, which consists of $23.0 million plus judgement, fees, and interest and $1.15 million in additional fees. The bank then issued a letter of credit to a surety company who then issued the bond to the court.

While the Company has appealed the verdict, the bond is available to satisfy the payment of the judgment, interest, and fees should the Company’s appeal be unsuccessful. Moreover, the Company raised approximately $51.2 million during the fiscal year ended December 27, 2025, through the issuance of common stock, pre-funded warrants and preferred stock. As of March 28, 2026, the Company had $34.1 million of cash and cash equivalents (excluding restricted cash), which the Company believes is sufficient to support its operations and satisfy its obligations for at least the next twelve months from the issuance of these financial statements. Nonetheless, we monitor the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If our actual results are less than projected or we need to raise capital for additional liquidity, we may be required to do additional equity financings, reduce expenses or enter into a strategic transaction. However, we can make no assurance that we will be able to raise additional capital, reduce expenses sufficiently, or enter into a strategic transaction on terms acceptable to us, or at all.

Revenue Recognition

Substantially all the Company’s product and license and other revenues are derived from the sales of components and subassemblies and the license of intellectual property for use in defense and industrial applications. The Company also has development contracts for the design, manufacture and or modification of products for the U.S. Government or prime contractors for the U.S. Government and for customers that expect to sell into the defense markets. The Company may offer technologies developed under these defense research and development contracts in products sold to industrial, medical and consumer markets. The Company’s contracts with the U.S. Government are typically subject to the Federal Acquisition Regulations (“FAR”) and are priced based on estimated or actual costs of producing goods. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods provided under U.S. Government contracts. The pricing for non-U.S. Government contracts is based on the specific negotiations with each customer.

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

Performance Obligations

The Company’s revenue recognition related to performance obligations that were satisfied at a point in time and over time for our contracts accounted for in accordance with ASC 606 were as follows:

Fiscal year ended	Three months ended March 28, 2026	Three months ended March 29, 2025
Point in time	8%	13%
Over time	92%	87%

The value of remaining performance obligations represents the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of March 28, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $12.2 million, which the Company expects to recognize revenue over the next 12 months. The remaining performance obligations expected to be recognized beyond 12 months of $7.2 million represent amounts to be earned under government contracts, which are subject to cancellation.

Government Grants

The Company accounts for government grants which are not considered exchange transactions in accordance with ASC 832, Government Assistance (“ASC 832”). These grants generally provide the Company with payments for certain types of expenditures in return for research and development activities. The Company recognizes the government grant as grant revenue in the consolidated statement of operations, as the grants relate to improving the design of an already existing product that the Company regularly sells to other customers. Such amounts are recognized on a systematic basis in proportion with the related qualifying costs incurred, applying judgment to determine when grant conditions are met and when grant proceeds are no longer subject to clawback or performance uncertainty. Proceeds received before recognition of the related grant revenues are recorded as deferred grant income within Other current liabilities in the consolidated balance sheet. Grant contract assets include unbilled amounts resulting from recognized grant revenues in excess of billings. Grant contract assets are generally classified as current assets in the consolidated balance sheet. Costs associated with such grants are recorded as a component of funded research and development expenses in the consolidated statements of operations.

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

2. ACCOUNTING STANDARDS

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

3. STRATEGIC INVESTMENT FROM THEON

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
(iii)	Theon purchased $7.0 million for 1,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of the Company (Refer to Note 8 for further information).

As a result of the sale of equity interests in Kopin Europe Ltd. and the existence of certain substantive participating rights provided to Theon, Kopin Corporation lost its controlling financial interest in Kopin Europe Ltd., a variable interest entity, as of October 16, 2025. Accordingly, it was determined that for accounting purposes the Company is not the primary beneficiary and elected to account for its equity method investment in Kopin Europe at fair value (Refer to Note 4 for further information).

The License and Collaboration Agreement between Kopin Corporation, Kopin Europe, and Theon, together with associated side letters, established a framework for joint development and commercialization of multiple product categories, including the DarkWave module, DarkWave subsystem, Theon End Product, certain MicroLED displays, and OLED displays. As of March 28, 2026 total committed funding received by Kopin Corporation from Theon under the LCA was $1.0 million. During the three months ended March 28, 2026, $0.3 million was recognized as Collaboration arrangement income in the Condensed Consolidated Statements of Operations.

4. FINANCIAL INSTRUMENTS

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

The following table details the recurring fair value measurements of the Company’s financial assets:

		Fair Value Measurement at March 28, 2026 Using:
	Total	Level 1	Level 2	Level 3
Money market fund holdings in cash equivalents	$24,777,168	24,777,168	—	—
Certificates of deposit	500,000	—	500,000	—
Equity Investments	11,483,530	2,333,530	—	9,150,000
Other receivable	4,859,350	—	—	4,859,350
	$41,620,048	27,110,698	500,000	14,009,350

The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy for the three months ended March 28, 2026:

	Total	Equity Investments	Other Receivable
Beginning balance	$13,957,974	$8,900,000	$5,057,974
Gain (loss) from changes in fair value	51,376	250,000	(198,624)
Ending balance	$14,009,350	$9,150,000	$4,859,350

		Fair Value Measurement at December 27, 2025 Using:
	Total	Level 1	Level 2	Level 3
Money market fund holdings included in cash equivalents	$24,746,957	$24,746,957	$—	$—
Certificates of deposit	500,000	—	500,000	—
Equity Investments	10,129,063	1,229,063	—	8,900,000
Other receivable	5,057,974	—	—	5,057,974
	$40,433,994	$25,976,020	$500,000	$13,957,974

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. There was $0.5 million certificates of deposit included in restricted cash and cash equivalents at December 27, 2025.

Marketable Securities

The Company validates the fair market values of the financial instruments below by using a model that incorporates current interest rates and remaining term. The restricted cash balance at March 28, 2026 and December 27, 2025 with the exception of the bonded restricted cash, is invested in a certificate of deposit and money market funds. Investments in available-for-sale marketable securities are as follows at March 28, 2026 and December 27, 2025:

	Amortized Cost		Unrealized Gain		Fair Value
	2026	2025	2026	2025	2026	2025
Certificates of deposit	$500,000	$	$—	$—	$500,000	$500,000

The contractual maturity of the Company’s marketable debt securities were less than three months as of March 28, 2026 and less than one year as of December 27, 2025.

Equity Investments

The Company’s equity investments consisted of the following at March 28, 2026 and December 27, 2025:

	March 28, 2026	December 27, 2025
Equity investments – measurement alternative	$3,406,007	$2,230,371
Equity investments – equity-method accounting, at fair value	9,150,000	8,900,000
Equity investments – at fair value	2,333,530	1,229,063
	$14,889,537	$12,359,434

Equity Investments- Measurement Alternative

Equity investments rarely traded or not quoted will generally have less (or no) pricing observability and a higher degree of judgment utilized in measuring fair value. Initial measurement of equity investments occurs when an observable price for the equity investment is available. The Company adopted the measurement alternative for equity investments without readily determinable fair values, which is often referred to as cost method investments, adjusted for changes in observable market transaction. As a result, these investments are revalued upon occurrence of an observable price change for similar investments and for impairments. As of March 28, 2026 and December 27, 2025, the carrying value of these equity investments was $3.4 million and $2.2 million, respectively.

The Company has an equity investment in RealWear Inc. In the first quarter of 2025, the Company reviewed the financial condition and as a result, the Company recorded an impairment charge of less than $0.1 million. As of March 28, 2026, the Company owns an approximate 2.8% interest in this investment and the investment is valued at $0.1 million at March 28, 2026 and December 27, 2025.

The Company has an equity investment in Solos Incorporation (“Solos Inc.”). The carrying value of this equity investment was $0 and $0.2 million at March 28, 2026 and December 27, 2025 respectively.

The Company has an equity investment in HMDmd, a medical device company. The carrying value of this equity investment was $0.3 million at March 28, 2026 and December 27, 2025.

The Company has an equity interest in a Lenovo New Vision which it acquired through purchasing capital and contributing certain intellectual property. As of March 28, 2026, the Company owned an approximate 10% interest in this investment and the carrying value of this equity investment was $3.0 million at March 28, 2026 and $1.5 million at December 27, 2025.

Equity Investment – At Fair Value

The Company owns a minority interest in Global Communication Semiconductors, Inc. which is traded on the Taipei Exchange. The carrying value of this investment was $2.3 million and $1.2 million at March 28, 2026 and December 27, 2025, respectively.

Equity-Method Investment, At Fair Value

On October 16, 2025, the Company completed a $15 million strategic investment from Theon International Plc which included the sale of a 49% interest in Kopin’s subsidiary, Kopin Europe Ltd., to Theon International Plc. for $8.0 million. Following the transaction, it was determined that the Company no longer has a controlling financial interest in Kopin Europe Ltd., and the Company’s 51% equity interest is accounted for as an equity-method investment within the scope of ASC 323. The Company has elected to account for its equity interest in Kopin Europe Ltd. using the fair value option under ASC 825. As a result, changes in fair value are recognized as other income (expense) within gain (loss) on investments in the consolidated statements of operations. The fair value of this investment was measured using level 3 methodologies in the fair value hierarchy in accordance with ASC 820, including discounted cash flows and an estimated discount rate of 25.5%. The estimated fair value of this investment was $9.1 million at March 28, 2026.

Other Receivables

Historically, the Company has provided Kopin Europe Ltd. with a loan to fund operations. Following the Deconsolidation of Kopin Europe, Ltd. on October 16, 2025, the loan is no longer eliminated in consolidation. The loan has no stated repayment terms, bears interest at an annual rate of 2.0% and the outstanding balance was approximately $5.7 million at March 28, 2026 and December 27, 2025. The Company has elected to account for this specific instrument using the fair value option under ASC 825. As a result, changes in fair value are recognized as other income (expense) within gain (loss) on investments in the consolidated statements of operations. The fair value is measured using level 3 methodologies in the fair value hierarchy in accordance with ASC 820, including an expected term of between 0.1 and 5.8 years and an expected market yield between 13.00% and 17.00% as of the three months ended March 28, 2026. The estimated fair value of this investment was $4.9 million and $5.1 million at March 28, 2026 and December 27, 2025 respectively.

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	March 28, 2026	December 27, 2025
Accounts receivable	$3,447,994	$10,745,776
Less — allowance for credit losses	(6,200)	(19,000)
Total	$3,441,794	$10,726,776

Changes to the allowance for credit losses for the three months ended March 28, 2026 were as follows:

Balance, December 27, 2025	$19,000
Write-offs	$(12,800)
Balance, March 28, 2026	$6,200

6. INVENTORY

Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or net realizable value and consist of the following at March 28, 2026 and December 27, 2025:

	March 28, 2026	December 27, 2025
Raw materials	$3,720,656	$3,580,546
Work-in-process	122,124	1,400,579
Finished goods	1,135,033	524,650
Total	$4,977,813	$5,505,775

The Company recorded approximately $0.1 million of inventory adjustments for the three months ended March 28, 2026, primarily related to the scrapping of obsolete and excess inventory. These adjustments are recorded in the Consolidated Statement of Operations within Cost of Product Revenues.

7. NET LOSS PER SHARE

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

Weighted average common shares outstanding used to calculate earnings per share are as follows:

	Three months ended March 28, 2026	Three months ended March 29, 2025
Weighted average common shares outstanding-basic	186,903,857	166,118,010
Stock options and non-vested restricted common stock	—	—
Convertible preferred stock (as converted to common stock)	—	—
Weighted average common shares outstanding-diluted	186,903,857	166,118,010

The following potentially dilutive common stock equivalents outstanding at the period-end were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended March 28, 2026	Three months ended March 29, 2025
Nonvested restricted common stock	6,604,670	6,317,670
Stock options	1,316,004	591,366
Convertible preferred stock (as converted to common stock)	2,354,333	—
Total	10,275,007	6,909,036

8. SERIES A CONVERTIBLE PREFERRED STOCK

As of March 28, 2026 and December 27, 2025, the authorized capital stock of the Company included 3,000 shares of $0.01 par value preferred stock, of which 1,500 shares have been designated as Series A convertible preferred stock.

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

As of March 28, 2026, the holders of the convertible preferred stock have the following rights and preferences:

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

9. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Registered sale of equity securities

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

Non-Vested Restricted Common Stock

Restricted stock activity for the three-month period ended March 28, 2026 was as follows:

	Shares	Weighted Average Grant-Date Fair Value	Grant-Date Fair Value
Non-vested at December 27, 2025	5,339,847	$1.41	$7,551,683
Granted	1,320,773	2.45	$3,234,760
Forfeited	(55,950)	(1.28)	$(71,763)
Vested	—	—	$—
Non-vested at March 28, 2026	6,604,670	$1.62	$10,714,680
Expected to vest	6,604,670	$1.62	$10,714,680

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock and stock options awards for the three months ended March 28, 2026 and March 29, 2025 (no tax benefits were recognized):

	Three Months Ended	Three Months Ended
	March 28, 2026	March 29, 2025
Cost of product revenues	$50,008	$139,437
Research and development	137,346	117,720
Selling, general and administrative	307,974	517,235
Total	$495,328	$774,392

Unrecognized compensation expense for non-vested restricted common stock as of March 28, 2026 totaled $10.7 million and is expected to be recognized over a weighted average period of approximately two and a half years.

Stock Options

During the three months ended March 28, 2026, an option award for 724,638 shares of the Company’s common stock was granted to the Chief Executive Officer. These options have a strike price of $3.21 and vest over a 4 year period. During the three months ended March 28, 2026, the Company recorded incremental stock-based compensation of less than $0.1 million as a result of the granting of stock option awards. As of March 28, 2026, there was approximately $1.8 million of unrecognized compensation cost related to unvested options. The cost is expected to be recognized over a weighted average period of 3.5 years.

The fair value of this options award was estimated using the Black-Scholes model using the following assumptions and had the following fair values:

Three Months Ended
March 28, 2026
Average risk-free interest rate	4.00%
Expected dividend yield	None
Expected life (average, in years)	8.00
Expected volatility	90.00%
Weighted average exercise price	$3.21
Weighted average fair value	$2.07

The Company’s 2026 average expected volatility and average expected life is based on the average of the Company’s historical information. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company has paid no dividends on its common stock in the past and does not anticipate paying any dividends in the future.

A summary of stock option activity for the period ended March 28, 2026 is as follows:

	Number of Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 27, 2025	591,366	$1.76	$366,647
Granted	724,638	$3.21	—
Outstanding as of March 28, 2026	1,316,004	$2.56	$—
Options exercisable as of March 28, 2026	230,092	$2.05	$—

10. ACCRUED WARRANTY

The Company typically warrants its products against defect for 12 to 18 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue is recognized and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the three months ended March 28, 2026 were as follows:

Balance, December 27, 2025	$1,165,000
Additions	10,000
Claims	(1,134,000)
Balance, March 28, 2026	$41,000

11. INCOME TAXES

The Company recorded a provision for income taxes of less than $0.1 million in the three months ended March 28, 2026 and March 29, 2025, respectively. As of March 28, 2026, the Company has available for tax purposes U.S. federal net operating loss carryforwards (“NOLs”) of approximately $119.1 million expiring 2026 through 2038 and $136.3 million that have an unlimited carryover period. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of the realization of such assets. The Company recognizes both accrued interest and penalties related to its uncertain tax positions related to intercompany loan interest and potential transfer pricing exposure related to its foreign subsidiaries.

12. CONTRACT ASSETS AND LIABILITIES

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

Contract liabilities consist of advance payments and billings in excess of revenue recognized for the contract.

Net contract assets (liabilities) consisted of the following:

	March 28, 2026	December 27, 2025
ASC 606 Contract assets	$6,134,563	$6,032,913
ASC 606 Current contract liabilities and billings in excess of revenue earned	(1,008,635)	(1,168,009)
ASC 606 Noncurrent contract liabilities	(2,728)	(7,465)
Grant income receivable	753,068	—
Collaboration contract assets (recorded in Prepaid expenses and other current assets)	128,522	98,911
Deferred grant income	—	(2,688,627)

The $0.1 million increase in the Company’s ASC 606 contract assets at March 28, 2026 as compared to December 27, 2025 was primarily due to an increase in amounts incurred for production of defense products.

The $0.2 million decrease in the Company’s contract liabilities from December 27, 2025 to March 28, 2026 was primarily due to satisfaction of performance obligations that were paid in advance.

The Company records ASC 606 contract assets or contract liabilities on a contract-by-contract basis. The Company records a contract asset for unbilled revenue when the Company’s performance exceeds amounts billed. The Company classifies the contract asset as either current or non-current based on the expected timing of the Company’s right to bill under the terms of the contract, which the Company expects to be able to bill for within one year.

Contract liabilities consist of payments received in advance of product shipment. The liability is removed with shipment of the product.

In the three months ended March 28, 2026, the Company recognized revenue of $0.6 million related to its contract liabilities at December 27, 2025. In the three months ended March 29, 2025, the Company recognized revenue of $0.1 million related to its contract liabilities at December 28, 2024.

The Company did not recognize impairment losses on its contract assets in the three months ended March 28, 2026, or the years ended December 27, 2025 or December 28, 2024.

The $0.8 million increase in Grant income receivables as of March 28, 2026 compared to December 27, 2025 reflects revenue in excess of billings during the three months ended March 28, 2026.

The $2.7 million decrease in Deferred grant income as of March 28, 2026 compared to December 27, 2025 reflects the recognition of previously deferred amounts upon satisfaction of the related grant conditions during the three months ended March, 28, 2026.

13. LEASES

The Company enters into operating leases primarily for: real estate, including for manufacturing, engineering, research, administration and sales facilities, and information technology (“IT”) equipment. At March 28, 2026 and December 27, 2025, the Company did not have any finance leases. Approximately all of its future lease commitments, and related lease liability, relate to the Company’s real estate leases. Some of the Company’s leases include options to extend or terminate the lease.

The components of lease expense were as follows:

	Three months ended	Three months ended
	March 28, 2026	March 29, 2025
Operating lease cost	$184,402	$216,147

At March 28, 2026, the Company’s future lease payments under non-cancellable leases were as follows:

2026 (excluding the three months ended March 28, 2026)	$549,933
2027	669,255
2028	201,333
2029
2030
Total future lease payments	1,420,521
Less effects of discounting	(97,791)
Total	$1,322,730

The Company’s lease liabilities recognized in the Company’s condensed consolidated balance sheet at March 28, 2026 were as follows:

March 28, 2026
Operating lease liabilities–current	$661,355
Operating lease liabilities–noncurrent	661,375
Total lease liabilities	$1,322,730

Supplemental cash flow information related to leases was as follows:

	Three months ended	Three months ended
	March 28, 2026	March 29, 2025
Cash paid for amounts included in the measurement of operating lease liabilities	$182,677	$215,549

Other information related to leases was as follows:

	March 28, 2026	March 29, 2025
Weighted Average Discount Rate–Operating Leases	6.77%	6.80%
Weighted Average Remaining Lease Term–Operating Leases (in years)	1.99	2.96

14. SEGMENTS AND DISAGGREGATION OF REVENUE

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

The CODM assesses performance and decides how to allocate resources and make operating decisions based on revenues, loss from operations, and net loss that are reported on the Consolidated Statements of Operations. These metrics are also used to monitor budget versus actual results. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. Revenues, expenses, and assets requiring disclosure in accordance with ASC 280, Segment Reporting, are also included in the accompanying Condensed Consolidated Financial Statements. See the Condensed Consolidated Statements of Operations for the three months ended March 28, 2026 and March 29, 2025 and the Consolidated Balance Sheets as of March 28, 2026 and December 27, 2025, for details.

Total long-lived assets by country at March 28, 2026 and December 27, 2025 were:

Total Long-lived Assets	March 28, 2025	December 27, 2025
United States	$5,000,404	$4,105,034

The Company disaggregates its revenue from contracts with customers by geographic location and by display application, as it believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

During the three months ended March 28, 2026 and March 29, 2025, the Company derived its sales from the following geographies:

	March 28, 2026		March 29, 2025
	Revenue	% of Total	Revenue	% of Total
United States	$10,070,866	96%	$10,051,093	96%
Other Americas	49,935	—	11,090	—
Total Americas	10,120,801	96	10,063,043	96
Asia – Pacific	70,970	1	258,191	2
Europe	359,599	3	217,258	2
Total Revenues	$10,551,370	100%	$10,538,492	100%

During the three months ended March 28, 2026 and March 29, 2025, the Company derived its sales from the following display applications:

	Three Months Ended March 28, 2026	Three Months Ended March 29, 2025
Defense	$5,310,403	$8,461,353
Industrial	64,157	391,688
Medical	—	358,920
Consumer and other product	50,160	17,924
Net product revenues	5,424,720	9,229,885
R&D	1,290,416	1,236,667
License and royalties	64,928	71,940
ASC 606 revenues	6,780,064	10,538,492
Grant	3,441,695	—
Collaboration	329,611	—
Non ASC 606 revenues	3,771,306	—
Total Revenues	$10,551,370	$10,538,492

15. COMMITMENTS AND CONTINGENCIES

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

16. LITIGATION

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

On October 7, 2025, the Company filed an appeal of the $19.7 million judgement against the Company in the matter of Blue Radios Inc. v. Kopin Corporation. As of March 28, 2026 and December 27, 2025, the Company has accrued $19.7 million for the judgment within Accrued litigation liability and has accrued approximately $0.4 million and $0.3 million, respectively, in related interest within Other accrued liabilities.

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

The Company and RealWear have entered into agreements where the Company have agreed to supply display modules to RealWear, and license certain intellectual property to RealWear. In conjunction with these agreements the Company received an equity interest in RealWear, one-time $1.5 million license fees, paid as of December 2019, and will receive royalties of future product sales. See Note 6 for a description of the Company’s investments in RealWear. As of March 28, 2026, the Company owned approximately 2.8% of RealWear.

The Company has warrants to purchase shares of Preferred Stock of HMDmd. The fair value of the investment was determined to be $0.3 million as of March 28, 2026.

On October 16, 2025, Theon became a related party of the Company following its equity investment in Kopin Europe Limited (“Kopin Europe”), the Company’s majority-owned subsidiary, pursuant to a Subscription Agreement under which Theon subscribed for 21,281,350 ordinary shares of Kopin Europe for $8.0 million, resulting in 49% ownership of Kopin Europe.

Concurrent with the Subscription Agreement, Kopin, Kopin Europe, and Theon entered into a License and Collaboration Agreement (“LCA”), together with associated side letters, establishing a framework for joint development and commercialization of multiple product categories, including the DarkWave module, DarkWave subsystem, Theon End Product, certain MicroLED displays, and OLED displays.

During the three-month periods ended March 28, 2026 and March 29, 2025, the Company had the following transactions with related parties:

	Three months ended		Three months ended
	March 28, 2026		March 29, 2025
	Revenue	Purchases	Revenue	Purchases
RealWear, Inc.	$63,270	$—	$71,940	$—
HMDmd, Inc.	16,839	—	447,907	—
Lightning Silicon Technology, Inc.	1,658	—	—	38,850
Theon International PlC	329,611	—	—	—
	$411,378	$—	$519,847	$38,850

At March 28, 2026 and December 27, 2025, the Company had the following receivables and payables with related parties:

	March 28, 2026		December 27, 2025
	Receivables	Payables	Receivables	Payables
RealWear, Inc.	$159,390	$—	$96,120	$—
HMDmd, Inc.	16,839	—	—	—
Lightning Silicon Technology, Inc.	1,658	—	—	—
Kopin Europe Ltd.	4,859,350	—	5,057,974	—
Theon International PlC	300,000	—	300,000	—
	$5,337,237	$—	$5,454,094	$—

18. SUBSEQUENT EVENTS

On April 27, 2026, the Company entered into a Joint Development & License Agreement with Fabric.AI, Inc. (formerly StableX Technologies, Inc.) (“Fabric AI”), under which the parties agreed to jointly develop and commercialize certain GPU to GPU connectivity technologies. Fabric.AI is obligated to fund up to $15 million of development activities through successful demonstration, with additional production related funding subject to further negotiation. The agreement provides for joint ownership of Project Technology and includes the issuance of Convertible Preferred Stock to Kopin designed to give Kopin approximately 19.99% of Fabric.AI’s post financing equity capitalization.

On the same date, the Company also executed a Commercial Supply Agreement with Fabric.AI. Under this agreement, Kopin will manufacture and supply Products incorporating the jointly developed Project Technology, and Fabric.AI will act as the exclusive commercial market seller. The agreement outlines exclusivity terms, supply obligations, and a process for establishing manufacturing ramp up plans, pricing, and forecasting.

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

We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. Such factors may be in addition to the risks described in Part I, Item 1A. “Risk Factors;” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and other parts of our Annual Report on Form 10-K for the fiscal year ended December 27, 2025, as amended. These factors include: our ability to source semiconductor components and other raw materials used in the manufacturing of our products amidst continued intermittent shortages, including from new and alternative suppliers; our ability to prosecute and defend our proprietary technology aggressively or successfully; our ability to recruit and retain personnel with experience and expertise relevant to our business; our ability to invest in research and development to achieve profitability even during periods when we are not profitable; any disruptions or delays in our supply chains, particularly with respect to semiconductor components, whether resulting from regional or global geopolitical developments, changes imposed by the new U.S. presidential administration, or otherwise; costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation; our ability to continue to introduce new products in our target markets; our ability to generate revenue growth and positive cash flow, and reach profitability; the strengthening of the U.S. dollar and its effects on the price of our products in foreign markets; the impact of new regulations and customer demands relating to conflict minerals; our ability to obtain a competitive advantage in the wearable technologies market through our extensive portfolio of patents, trade secrets and non-patented know-how; our ability to grow within our targeted markets; the importance of small form factor displays in the development of defense, consumer, and industrial products such as thermal weapon sights, safety equipment, virtual and augmented reality gaming, training and simulation products and metrology tools; the suitability of our properties for our needs for the foreseeable future; and our need to achieve and maintain positive cash flow and profitability.

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

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 27, 2025, as amended and our unaudited condensed consolidated financial statements included in this Form 10-Q.

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

Revenues. For the three months ended March 28, 2026 and March 29, 2025, our revenues by display application, which include product sales and amounts earned from research and development contracts (“R&D”), were as follows:

(In thousands)	Three Months Ended March 28, 2026	Three Months Ended March 29, 2025
Defense	$5,310	$8,461
Industrial	64	392
Medical	—	359
Consumer and other product	50	17
Net product revenues	5,424	9,229
R&D	1,290	1,237
License and royalties	65	72
ASC 606 revenues	6,779	10,538
Grant	3,442	—
Collaboration	330	—
Non ASC 606 revenues	3,772	—
Total Revenues	$10,551	$10,538

Sales of our products for Defense applications include systems used by the military both in the field and for training and simulation. Sales of our products for Defense applications may be for a one-time purchase or for programs that run for several years. Revenues from product sales to defense customers decreased in the three months ended March 28, 2026 as compared to the three months ended March 29, 2025, primarily due to lower production volumes of our products for thermal weapon sight applications and liquid crystal displays.

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

R&D revenues increased slightly in the three months ended March 28, 2026 as compared to the three months ended March 29, 2025 primarily due to the timing of both starts of new programs and completion of our existing programs. This variance falls within the normal ebb and flow of funded programs. These contracts typically reimburse us for direct costs and allocated overhead and selling, general and administrative costs and in some cases profit.

The slight decrease in license and royalty revenue in the three months ended March 28, 2026 as compared to the three months ended March 29, 2025 is due to a decrease in royalties earned under IP license agreements for industrial wearable headsets.

Grant revenues increased in the three months ended March 28, 2026 as compared to the three months ended March 29, 2025 in connection with the Company’s government grant, in the fourth quarter of 2025, for the development of ultra-bright, full color MicroLED displays optimized for ground soldier augmented reality applications.

Collaboration revenues increased in the three months ended March 28, 2026 as compared to the three months ended March 29, 2025 as a result of the Company’s strategic partnership, in the fourth quarter of 2025, to develop the next generation clip on with augmented reality and thermal integration capabilities based on the Company’s micro-display technology.

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for the three months ended March 28, 2026 and March 29, 2025 were as follows:

	Three Months Ended	Three Months Ended
(In thousands, except for percentages)	March 28, 2026	March 29, 2025
Cost of product revenues	$5,609	$7,629
Cost of product revenues as a % of net product revenues	103%	83%

The increase in cost of product revenues as a percentage of net product revenues for the three months ended March 28, 2026, compared to the three months ended March 29, 2025, was primarily attributable to reduced production efficiency and lower production volume. The Company believes the negative 3% product gross margin for the three months ended March 28, 2026 was an uncommon occurrence related to events in the quarter that we do not expect to reoccur. The Company expects a combination of customer price increases on follow-on customer purchase orders and improvements in production efficiency will result in positive product margins in future periods.

Research and Development. R&D expenses are incurred in support of internal display development programs and programs funded by agencies or prime contractors of the U.S. Government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. In fiscal year 2026, we expect our R&D expenditures to be related to our display products, overlay weapon sights and OLED display technologies. R&D expenses for the three months ended March 28, 2026 and March 29, 2025 were as follows:

	Three Months Ended	Three Months Ended
(In thousands)	March 28, 2026	March 29, 2025
Funded	$3,806	$639
Internal	1,105	1,477
Total research and development expense	$4,911	$2,116

Funded R&D expense for the three months ended March 29, 2026 increased as compared to the three months ended March 29, 2025 primarily due to the Company’s government grant for the development of ultra-bright, full color MicroLED displays optimized for ground soldier augmented reality applications. Funded R&D expense includes costs related to grant and collaboration income. Internal R&D expense decreased due to an increase in process improvements.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. SG&A expenses for the three months ended March 28, 2026 and March 29, 2025 were as follows:

	Three Months Ended	Three Months Ended
(In thousands, except for percentages)	March 28, 2026	March 29, 2025
Selling, general and administration expense	$6,017	$4,701
Selling, general and administration expense as a % of revenues	57%	45%

SG&A increased for the three months ended March 28, 2026 as compared to the three months ended March 29, 2025 primarily due to increases in professional fees and accrued performance-based compensation.

Other Income, net. Other income, net, is primarily composed of interest income, foreign currency transactions, gains on fair value recording of investments and other non-operating income items. Other income, net, for the three months ended March 28, 2026 and March 29, 2025 were as follows:

	Three Months Ended	Three Months Ended
(In thousands)	March 28, 2026	March 29, 2025
Other income, net	$2,292	$846

During the three months ended March 28, 2026, we had a gain on an investment of approximately $2.3 million. During the three months ended March 29, 2025, we sold an investment for a gain of approximately $0.3 million and had interest income of approximately $0.4 million.

Tax Provision. We recorded a provision for income taxes of less than $0.1 million in the three months ended March 28, 2026 and March 29, 2025, respectively.

Net Loss. We incurred a net loss of $3.8 million during the three months ended March 28, 2026 compared to a net loss of $3.1 million during the three months ended March 29, 2025.

Liquidity and Capital Resources

On March 28, 2026 and December 27, 2025, we had cash and cash equivalents, including restricted cash, and marketable securities of $59.5 million and working capital of $25.6 million compared to $61.6 million and $33.6 million, respectively.

	Three Months Ended	Three Months Ended
	March 28, 2026	March 29, 2025
Net cash used for operating activities	$(810,746)	$(3,414,201)
Net cash (used in) provided by investing activities	(1,301,349)	4,586,583
Net cash used in by financing activities	(29,167)	—
Effect of exchange rate changes on cash	1,052	(588)
(Decrease) increase in cash and equivalents	$(2,140,210)	$1,171,794

For the three months ended March 28, 2026, cash used in operating activities consisted of a net loss from operations of $3.8 million and net cash from changes in operating assets and liabilities of $4.7 million, which were partially offset by non-cash charges totaling $1.8 million, which was primarily related to stock-based compensation, and depreciation. For the three months ended March 28, 2026, net cash used in investing activities in the amount of $1.3 million consisted of capital expenditures. For the three months ended March 29, 2025 cash provided by investing activities was primarily related to net proceeds from the sale of marketable securities. We expect that net cash used for or provided by operating activities to fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the timing of when we recognize revenue, and changes in components of working capital. Our cash and cash equivalents and liquidity could be adversely affected by any amounts that become payable in connection with any adverse results from any litigation we are, or may become, involved in.

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

On October 16, 2025, the Company completed a $15 million strategic investment with Theon Under the terms of the Agreements, Theon acquired a 49% interest in Kopin’s subsidiary, Kopin Europe Ltd. for $8.0 million and the parties entered into a licensing and development agreement and funding agreements relating to the joint development of military products. In addition, Theon purchased $7.0 million worth of shares of Series A Convertible Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”). Each share of the Preferred Stock is convertible into shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”) at an initial fixed conversion price of $3.00 per share, pursuant to the terms of the Certificate of Designation for Series A Convertible Preferred Stock of the Company (the “Certificate of Designations”). The Company will have the ability to force the conversion of the preferred stock into common stock once the Company’s common stock trades at $5.50 per share or higher for 10 Trading Days (as defined in the Certificate of Designation) within a 30 consecutive Trading Day period. The Preferred Stock will carry an annual dividend of at the base rate dividend rate of 4%, 2% payable in cash and 2% payable in stock. With the close of this transaction, Kopin Europe Ltd. was deconsolidated from the Company’s consolidated financial statements. The consolidated statement of operations therefore includes nine months and sixteen days of activity related to Kopin Europe Ltd. The assets and liabilities of Kopin Europe Ltd. are no longer included within the Company’s consolidated balance sheets. Any discussions related to results, operations, and accounting policies associated with Kopin Europe Ltd. are referring to the current period through this transaction and prior periods as consolidated.

The following table presents the components of our cash, cash equivalents, restricted cash and marketable securities held in U.S. dollars as of the dates presented:

	March 28, 2026	December 27, 2025
Domestic locations	$59,486,936	$61,627,646
Foreign locations	—	—
Subtotal cash, cash equivalents, restricted cash and marketable securities held in U.S. dollars	59,486,936	61,627,646
Cash and cash equivalents held in other currencies and converted to U.S. dollars	—	—
Total cash, cash equivalents, restricted cash and marketable securities	$59,486,936	$61,627,646

The domestic locations balance of $59.5 million and $61.6 million for the period ended March 28, 2026 and fiscal year ended 2025 includes $25.3 million of restricted cash that is not available for current operating use.

The manufacturing operations at our Korean facility, Kowon, have ceased and Kowon was liquidated at fiscal year ended 2018. We have recorded deferred tax liabilities for any additional withholding tax that may be due to the Korean government upon Kowon’s final tax return acceptance.

We expect to expend between $3.0 million and $5.0 million on capital expenditures in 2026.

We had a net loss of $3.8 million for the three months ended March 28, 2026 and a net loss of $3.1 million in fiscal year 2025, and net cash outflows used in operations of $0.8 million and $3.4 million for the three months ended March 28, 2026 and for the fiscal year ended 2025, respectively. Moreover, the Company has posted a bond to satisfy the court’s verdict of $19.7 million in damages and anticipated accrued interest in the matter of BlueRadios vs. Kopin Corporation, Inc. should the Company’s appeal be unsuccessful (refer to Note 16 of our consolidated financial statements for more information). As of March 28, 2026, the Company had $34.1 million of cash and cash equivalents (excluding restricted cash), which the Company believes is sufficient to support its operations and satisfy its obligations for at least the next twelve months from the issuance of these financial statements. We estimate we will have sufficient liquidity to fund operations into the third quarter of 2027. Nonetheless, we monitor the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If our actual results are less than projected or we need to raise capital for additional liquidity, we may be required to do additional equity financing, reduce expenses or enter into a strategic transaction. However, we can make no assurance that we will be able to raise additional capital, reduce expenses sufficiently, or enter into a strategic transaction on terms acceptable to us, or at all.

Critical Accounting Estimates

Our critical accounting estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition” of our Annual Report on Form 10-K for the fiscal year ended December 27, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash in high-quality U.S. Government, government-backed (e.g., Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrealized gain or loss on debt securities. We are exposed to the effects of exchange rates in the purchase of certain raw materials, which are in U.S. dollars, but the price on future purchases is subject to change based on the relationship of the Japanese yen to the U.S. dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations or investments is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable securities is subject to interest rate risk and the credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use silicon wafers but do not enter into forward or futures hedging contracts to mitigate against risks related to the price of silicon.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 28, 2026, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 28, 2026, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 28, 2026, our disclosure controls and procedures were not effective as of March 28, 2026 due to the following material weaknesses which were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 27, 2025, and continue to exist as of March 28, 2026:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 28, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On October 7, 2025, the Company filed an appeal for the $19.7 million judgement against the Company in connection with the BlueRadios litigation. As of December 27, 2025, the Company has accrued $19.7 million for the judgment within Accrued litigation liability and has accrued approximately $0.3 million in related interest within Other accrued liabilities.

Item 1A. Risk Factors

Our business and financial results are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 27, 2025, should be carefully considered. There have been no material changes in the assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 27, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the three months ended March 28, 2026 that were not registered under the Securities Act.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended March 28, 2026, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description

10.1	Joint Development and License Agreement, dated April 27, 2026, by and between the Company and Fabric AI, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2026)
31.1	Certification of Michael Murray, Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
31.2	Certification of Erich Manz, Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
32.1	Certification of Michael Murray, Chief Executive Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) **
32.2	Certification of Erich Manz, Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) **

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished and not filed herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 28, 2026 (Unaudited) and December 27, 2025, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 28, 2026 and March 29, 2025, (iii) Condensed Consolidated Statement of Comprehensive Loss (Unaudited) for the three months ended March 28, 2026 and March 29, 2025, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 28, 2026 and March 29, 2025, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 28, 2026 and March 29, 2025, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date: May 12, 2026	By:	/S/ MICHAEL MURRAY
Michael Murray
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/S/ ERICH MANZ
Erich Manz
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

