Form 10-Q
period 2026-06-27
KOPIN CORP
filed 2026-08-11
CIK 771266

UNITED STATES of AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-19882

KOPIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2833935
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

125 North Drive, Westborough, MA	01581-3335
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 870-5959

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	KOPN	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 11, 2026
Common Stock, par value $0.01	185,872,614

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

Kopin Corporation

INDEX

		Page No.
Part I – Financial Information		3

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets at June 27, 2026 (Unaudited) and December 27, 2025	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 27, 2026 and June 28, 2025	4

	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three and six months ended June 27, 2026 and June 28, 2025	5

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Unaudited) for the three and six months ended June 27, 2026 and June 28, 2025	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 27, 2026 and June 28, 2025	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

Part II – Other Information		34

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

Signatures		37

Part 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 27, 2026	December 27, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,876,516	$36,350,083
Restricted cash and cash equivalents	25,402,253	25,277,063
Accounts receivable, net of allowance of $19,300 and $19,000 at June 27, 2026 and December 27, 2025, respectively	10,729,034	10,726,776
Contract assets	4,946,766	6,032,913
Grant income receivable	401,614	—
Inventory	4,725,211	5,505,775
Other receivable, at fair value	4,506,735	5,057,974
Prepaid expenses and other current assets	3,698,141	2,855,383
Total current assets	79,286,270	91,805,967
Property, plant and equipment, net	7,297,509	2,616,803
Operating lease right-of-use assets	1,168,260	1,488,231
Other assets	123,822	123,822
Equity method investment, at fair value	8,100,000	8,900,000
Equity investments	10,284,102	3,459,434
Total assets	$106,259,963	$108,394,257
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,846,252	$5,315,998
Accrued payroll and expenses	3,268,744	2,231,848
Accrued warranty	52,000	1,165,000
Contract liabilities	6,955,245	1,168,009
Deferred grant income	—	2,688,627
Operating lease liabilities	674,490	648,469
Accrued post-retirement benefits	40,000	40,000
Other accrued liabilities	851,623	607,915
Deferred tax liabilities	—	422,458
Accrued litigation damages	19,700,000	19,700,000
Total current liabilities	36,388,354	33,988,324
Non-current contract liabilities, and asset retirement obligations	1,780	3,675
Operating lease liabilities, net of current portion	488,106	831,507
Accrued post-retirement benefits, net of current portion	170,504	190,696
Other long-term liabilities, net of current portion	—	1,706,411
Total liabilities	37,048,744	36,720,613
Commitments and contingencies (Note 16) and Litigation (Note 17)
Series A redeemable convertible preferred stock, par value $0.01, stated value $7,000 per share; 3,000 shares authorized, no shares issued and outstanding as of June 27, 2026 and 1,000 shares issued and outstanding at December 27, 2025; aggregate liquidation preference of $7,000,000 as of December 27, 2025	—	7,556,481
Stockholders’ equity:

Common stock, par value $0.01; 275,000,000 shares authorized as of June 27, 2026 and December 27, 2025, 186,974,903 issued as of June 27, 2026 and 183,015,207 issued as of December 27, 2025, and 180,618,566 outstanding at June 27, 2026 and 176,903,857 at December 27, 2025	1,817,208	1,776,753
Additional paid-in capital	472,196,314	463,150,835
Treasury stock 1,102,289 shares at June 27, 2026 and 771,500 shares at December 27, 2025, at cost	(2,459,886)	(1,389,174)
Accumulated deficit	(402,342,417)	(399,421,251)
Total stockholders’ equity	69,211,219	64,117,163
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$106,259,963	$108,394,257

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 27, 2026	Three Months Ended June 28, 2025	Six Months Ended June 27, 2026	Six Months Ended June 28, 2025
Revenues:
Net product revenues	$7,640,168	$7,498,436	$13,064,888	$16,728,321
Research and development revenues	2,168,244	907,907	3,458,660	2,144,574
Grant income	2,598,546	—	6,040,241	—
Collaboration arrangement income	271,478	—	601,089	—
License and other revenues	55,998	48,540	120,926	120,480
Total revenues	12,734,434	8,454,883	23,285,804	18,993,375
Expenses:
Cost of product revenues	6,587,365	7,071,517	12,196,620	14,700,984
Research and development – Funded	3,326,842	463,978	7,133,074	1,102,697
Research and development – Internal	1,197,238	1,481,458	2,302,573	2,958,660
Selling, general and administrative	5,126,655	4,899,313	11,144,068	9,600,374
Total operating expenses	16,238,100	13,916,266	32,776,335	28,362,715
Loss from operations	(3,503,666)	(5,461,383)	(9,490,531)	(9,369,340)
Non-operating income (expense), net:
Interest income	95,489	326,302	189,651	772,750
Other (expense) income, net	(210,810)	(10,882)	(435,423)	314,052
Foreign currency transaction gains	22,027	32,188	136,362	131,351
Loss on impairment of investments, net	—	(858)	—	(24,979)
Gain on investments	2,337,832	—	4,645,794	—
Total non-operating income	2,244,538	346,750	4,536,384	1,193,174
Loss before provision for income taxes	(1,259,128)	(5,114,633)	(4,954,147)	(8,176,166)
Benefit (provision) for income taxes	2,090,000	(52,000)	2,032,980	(104,000)
Net income (loss)	$830,872	$(5,166,633)	$(2,921,167)	$(8,280,166)
Net income (loss) per share attributable to common stockholders:
Basic	$0.00	$(0.03)	$(0.02)	$(0.05)
Diluted	$0.00	$(0.03)	$(0.02)	$(0.05)
Weighted average number of common shares outstanding:
Basic	188,232,764	166,351,615	187,568,311	166,234,813
Diluted	192,102,222	166,351,615	187,568,311	166,234,813

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF comprehensive loss

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income (loss)	$830,872	$(5,166,633)	$(2,921,167)	$(8,280,166)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	(105,870)	—	(152,790)
Unrealized holding (loss) gain on marketable securities	—	(26,717)	—	(241,224)
Other comprehensive income, net of tax	—	(132,587)	—	(394,014)
Comprehensive income (loss)	$830,872	$(5,299,220)	$(2,921,167)	$(8,674,180)

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

Condensed Consolidated Statements of REDEEMABLE CONVERTIBLE PREFERRED STOCK and Stockholders’ Equity

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance, December 27, 2025	1,000	$7,556,481	177,675,361	$1,776,753	$463,150,835	$(1,389,174)	—	$(399,421,251)	$64,117,163
Stock-based compensation expense	—	—	—	—	495,328	—	—	—	495,328
Dividend on Series A Redeemable Convertible Preferred Stock	—	35,000	—	—	(35,000)	—	—	—	(35,000)
Net loss	—	—	—	—	—	—	—	(3,752,038)	(3,752,038)
Balance, March 28, 2026	1,000	$7,591,481	177,675,361	$1,776,753	$463,611,163	$(1,389,174)	—	$(403,173,289)	$60,825,453
Prefunded warrant exercise	—	—	384,000	3,840	—	—	—	—	3,840
Stock-based compensation expense	—	—	—	—	973,521	—	—	—	973,521
Conversion of preferred stock into common stock	(1,000)	(7,591,481)	2,380,973	23,810	7,624,435	—	—	—	7,648,245
Vesting of restricted stock	—	—	1,280,525	12,805	(12,805)	—	—	—	—
Restricted stock for withholding obligations	—	—	—	—	—	(1,070,712)	—	—	(1,070,712)
Net income	—	—	—	—	—	—	—	830,872	830,872
Balance, June 27, 2026	—	$—	181,720,859	$1,817,208	$472,196,314	$(2,459,886)	—	$(402,342,417)	$69,211,219

Balance, December 28, 2024	—	—	156,430,896	$1,564,308	$422,087,837	$(370,012)	$2,032,359	$(402,032,930)	$23,281,562
Stock-based compensation expense	—	—	—	—	774,392	—	—	—	774,392
Other comprehensive loss	—	—	—	—	—	—	(261,427)	—	(261,427)
Net loss	—	—	—	—	—	—	—	(3,113,533)	(3,113,533)
Balance, March 29, 2025	—	—	156,430,896	$1,564,308	$422,862,229	$(370,012)	$1,770,932	$(405,146,463)	$20,680,994
Vesting of restricted stock	—	—	577,845	5,778	(5,778)	—	—	—	—
Stock-based compensation expense	—	—	—	—	747,717	—	—	—	747,717
Other comprehensive Income (loss)	—	—	—	—	—	—	(132,587)	—	(132,587)
Restricted stock for withholding obligations	—	—	—	—	—	(89,657)	—	—	(89,657)
Net loss	—	—	—	—	—	—	—	(5,166,633)	(5,166,633)
Balance, June 28, 2025	—	—	157,008,741	$1,570,086	$423,604,168	$(459,669)	$1,638,345	$(410,313,096)	$16,039,834

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 27, 2026	June 28, 2025
Cash flows from operating activities:
Net loss	$(2,921,167)	$(8,280,166)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	431,111	444,861
Stock-based compensation	1,468,849	1,522,109
Loss on sale of property and equipment	—	58,818
Non-cash (gain) loss on equity investments	(5,294,135)	24,000
Gain on sale of equity investment	—	(300,000)
Income taxes	(2,128,669)	104,455
Foreign currency gains	(1,052)	(113,183)
Provision for bad debt	13,100	—
Noncash provision for excess inventory	131,978	754,138
Changes in assets and liabilities:
Accounts receivable	(15,359)	2,333,500
Contract assets	1,185,058	241,431
Grant Income Receivable	(401,614)	—
Inventory	648,585	(1,200,455)
Prepaid expenses and other current assets	(939,279)	(619,672)
Other receivable	551,239	—
Accounts payable and accrued expenses	875,518	(2,173,477)
Accrued warranty	(1,112,846)	(541,259)
Contract liabilities	5,054,808	172,130
Deferred collaboration arrangement income	—	—
Deferred grant income	(2,688,627)	—
Net cash used in operating activities	(5,142,502)	(7,572,770)
Cash flows from investing activities:
Proceeds from sale of marketable securities	—	33,960,226
Proceeds from sale of equity investment	—	300,000
Capital expenditures	(5,111,818)	(1,233,751)
Purchases of marketable securities	—	(15,156,585)
Other assets	—	(2,483)
Net cash provided by (used in) investing activities	(5,111,818)	17,867,407
Cash flows from financing activities:
Settlements of restricted stock for tax withholding obligations	(1,070,712)	(89,657)
Conversion of preferred stock	(28,240)	—
Exercise of prefunded warrant	3,840	—
Net cash provided by financing activities	(1,095,112)	(89,657)
Effect of exchange rate changes on cash	1,055	4,210
Net change in cash, cash equivalents and restricted cash	(11,348,377)	10,209,190
Cash, cash equivalents and restricted cash at beginning of year	61,627,146	15,210,120
Cash, cash equivalents and restricted cash at end of year	$50,278,769	$25,419,310

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

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of Kopin Corporation as of June 27, 2026 and for the three and six month periods ended June 27, 2026 and June 28, 2025 are unaudited and include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025, as amended. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. As used in this report, the terms “we”, “us”, “our”, “Kopin” and the “Company” mean Kopin Corporation and its subsidiaries, unless the context indicates another meaning.

Principles of Consolidation

The condensed consolidated financial statements for the three and six month periods ended June 27, 2026 and June 28, 2025 include the accounts of Kopin Corporation and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $2.9 million and net cash outflows from operations of $5.1 million for the six months ended June 27, 2026. The Company’s net cash outflows from operations were partially a result of funding its ongoing investments in research and development.

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

While the Company has appealed the verdict, the bond is available to satisfy the payment of the judgment, interest, and fees should the Company’s appeal be unsuccessful. Moreover, the Company raised approximately $51.2 million during the fiscal year ended December 27, 2025, through the issuance of common stock, pre-funded warrants and preferred stock. As of June 27, 2026, the Company had $24.9 million of cash and cash equivalents (excluding restricted cash), which the Company believes is sufficient to support its operations and satisfy its obligations for at least the next twelve months from the issuance of these financial statements. Nonetheless, we monitor the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If our actual results are less than projected or we need to raise capital for additional liquidity, we may be required to do additional equity financings, reduce expenses or enter into a strategic transaction. However, we can make no assurance that we will be able to raise additional capital, reduce expenses sufficiently, or enter into a strategic transaction on terms acceptable to us, or at all.

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

Performance Obligations

The Company’s revenue recognition related to performance obligations that were satisfied at a point in time and over time for our contracts accounted for in accordance with ASC 606 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Fiscal year ended	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Point in time	15%	21%	12%	16%
Over time	85%	79%	88%	84%

The value of remaining performance obligations represents the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of June 27, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $40.3 million, which the Company expects to recognize revenue over the next 12 months. The remaining performance obligations expected to be recognized beyond 12 months of $8.8 million represent amounts to be earned under government contracts, which are subject to cancellation.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-6”). ASU 2025-06 changes the accounting for internal-use software under Accounting Standards Codification (“ASC”) 350-40. ASU 2025-06 clarifies when to begin capitalizing costs. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. Based on management’s assessment, ASU 2025-6 is not expected to have a material impact on its consolidated financial statements and accompanying notes.

3. STRATEGIC INVESTMENT FROM THEON

On August 8, 2025, the Company announced certain strategic agreements (collectively, the “Agreements”) for an aggregate of $15 million strategic investment from Theon International Plc (“Theon”). The Agreements closed on October 16, 2025, upon resolution of all related closing conditions, and the following related transactions were consummated:

(i)	Theon acquired a 49% interest in Kopin’s subsidiary, Kopin Europe Ltd. for $8.0 million:

(ii)	the parties entered into a licensing and collaboration agreement dated October 16, 2025 (the “License and Collaboration Agreement” or “LCA”) relating to the joint development of military products; and

(iii)	Theon purchased for $7.0 million 1,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of the Company (Refer to Note 9 for further information).

As a result of the sale of equity interests in Kopin Europe Ltd. and the existence of certain substantive participating rights provided to Theon, it was deemed that Kopin Corporation lost its controlling financial interest in Kopin Europe Ltd., a variable interest entity, as of October 16, 2025. Accordingly, it was determined that for accounting purposes the Company is not the primary beneficiary and elected to account for its equity method investment in Kopin Europe at fair value (Refer to Note 5 for further information).

The License and Collaboration Agreement between Kopin Corporation, Kopin Europe, and Theon, together with associated side letters, established a framework for joint development and commercialization of multiple product categories, including the DarkWave module, DarkWave subsystem, Theon End Product, certain MicroLED displays, and OLED displays. As of June 27, 2026 total committed funding received by Kopin Corporation from Theon under the LCA was $1.0 million. During the three and six months ended June 27, 2026, $0.3 million and $0.6 was recognized respectively as Collaboration arrangement income in the Condensed Consolidated Statements of Operations.

4. JOINT DEVELOPMENT AND LICENSE AGREEMENT WITH FABRIC.AI

On April 27, 2026, the Company entered into a Joint Development & License Agreement (“JDLA”) with Fabric.AI, Inc. (formerly StableX Technologies, Inc.) (“Fabric AI”), under which the parties agreed to jointly develop and commercialize certain Graphics Processing Unit to Graphics Processing Unit “ GPU to GPU” connectivity technologies. Fabric.AI is obligated to fund up to $15 million of development activities through successful demonstration, with additional production related funding subject to further negotiation. The agreement provides for joint ownership of Project Technology and includes the issuance of Convertible Preferred Stock to Kopin designed to give Kopin approximately 19.99% of Fabric.AI’s outstanding common stock.

On the same date, the Company also executed a commercial supply agreement with Fabric.AI. Under this agreement, Kopin will manufacture and supply products incorporating the jointly developed project technology, and Fabric.AI will act as the exclusive commercial market seller for certain markets, not including certain government and military markets. The agreement outlines exclusivity terms, supply obligations, and a process for establishing manufacturing ramp up plans, pricing, and forecasting.

As of June 27, 2026, total committed funding received by Kopin Corporation from Fabric.AI under the JDLA was $15 million, of which $5 million was received during the three and six months ended June 27, 2026. In addition, the Fabric.AI Convertible Preferred Stock issued to the Company on April 27, 2026 was recorded as an equity investment at fair value in the amount of $0.7 million (refer to Note 5 for further information). During the three and six months ended June 27, 2026, $0.5 million was recognized as Research and development revenues in the Condensed Consolidated Statements of Operations. As of June 27, 2026, $5.2 million was included in Contract liabilities in the Condensed Consolidated Balance Sheets consisting of advance payments and billings in excess of revenue recognized for the contract.

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

The following table details the recurring fair value measurements of the Company’s financial assets:

		Fair Value Measurement at June 27, 2026 Using:
	Total	Level 1	Level 2	Level 3
Money market fund holdings in cash equivalents	$24,854,180	24,854,180	—	—
Certificates of deposit	500,000	—	500,000	—
Equity Investments	19,140,256	6,851,962	—	12,288,294
Other receivable	4,506,735	—	—	4,506,735
Financial instruments, owned, at fair value	$49,001,171	31,706,142	500,000	16,795,029

The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy for the three months ended June 27, 2026:

	Total	Equity Investments	Other Receivable
Beginning balance	$14,009,350	$9,150,000	$4,859,350
Additions	730,533	730,533	-
Gain (Loss) from changes in fair value	2,055,146	2,407,761	(352,615)
Ending balance	$16,795,029	$12,288,294	$4,506,735

		Fair Value Measurement at December 27, 2025 Using:
	Total	Level 1	Level 2	Level 3
Money market fund holdings included in cash equivalents	$24,746,957	$24,746,957	$—	$—
Certificates of deposit	500,000	—	500,000	—
Equity Investments	10,129,063	1,229,063	—	8,900,000
Other receivable	5,057,974	—	—	5,057,974
Financial instruments, owned, at fair value	$40,433,994	$25,976,020	$500,000	$13,957,974

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. There was $0.5 million certificates of deposit included in restricted cash and cash equivalents at June 27, 2026 and December 27, 2025.

Marketable Securities

The Company validates the fair market values of the financial instruments below by using a model that incorporates current interest rates and remaining term. The restricted cash balance at June 27, 2026 and December 27, 2025 with the exception of the bonded restricted cash, is invested in a certificate of deposit and money market funds. Investments in available-for-sale marketable securities are as follows at June 27, 2026 and December 27, 2025:

	Amortized Cost		Unrealized Gain		Fair Value
	2026	2025	2026	2025	2026	2025
Certificates of deposit	$500,000	$500,000	$—	$—	$500,000	$500,000

The contractual maturity of the Company’s marketable debt securities were less than three months as of June 27, 2026 and less than one year as of December 27, 2025.

Equity Investments

The Company’s equity investments consisted of the following at June 27, 2026 and December 27, 2025:

	June 27, 2026	December 27, 2025
Equity investments – measurement alternative	$3,432,140	$2,230,371
Equity investments – equity-method accounting, at fair value	8,100,000	8,900,000
Equity investments – at fair value	6,851,962	1,229,063
Equity investments	$18,384,102	$12,359,434

Equity Investments- Measurement Alternative

Equity investments rarely traded or not quoted will generally have less (or no) pricing observability and a higher degree of judgment utilized in measuring fair value. Initial measurement of equity investments occurs when an observable price for the equity investment is available. The Company adopted the measurement alternative for equity investments without readily determinable fair values, which is often referred to as cost method investments, adjusted for changes in observable market transaction. As a result, these investments are revalued upon occurrence of an observable price change for similar investments and for impairments. As of June 27, 2026 and December 27, 2025, the carrying value of these equity investments was $3.4 million and $2.2 million, respectively.

The Company has an equity investment in RealWear Inc. In the first quarter of 2025, the Company reviewed the financial condition and as a result, the Company recorded an impairment charge of less than $0.1 million. As of June 27, 2026, the Company owns an approximate 2.8% interest in this investment and the investment is valued at $0.1 million at June 27, 2026 and December 27, 2025.

The Company has an equity investment in Solos Incorporation (“Solos Inc.”). The carrying value of this equity investment was $0 and $0.2 million at June 27, 2026 and December 27, 2025 respectively.

The Company has an equity investment in HMDmd, a medical device company. The carrying value of this equity investment was $0.3 million at June 27, 2026 and December 27, 2025.

The Company has an equity interest in a Lenovo New Vision which it acquired through purchasing capital and contributing certain intellectual property. As of June 27, 2026, the Company owned an approximate 9.0% interest in this investment and the carrying value of this equity investment was $3.0 million at June 27, 2026 and $1.5 million at December 27, 2025.

Equity Investments – At Fair Value

The Company owns a minority interest in Global Communication Semiconductors, Inc. which is traded on the Taipei Exchange. The carrying value of this investment was $2.7 million and $1.2 million at June 27, 2026 and December 27, 2025, respectively.

On April 27, 2026, the Company entered into the JDLA with Fabric AI, under which the parties agreed to jointly develop and commercialize certain GPU to GPU connectivity technologies. The agreement provides for joint ownership of Project Technology and includes the issuance of Convertible Preferred Stock to Kopin designed to give Kopin approximately 19.99% of Fabric.AI’s outstanding common stock. The accounting for the equity interest in Fabric.AI is established in accordance with ASC 321. As a result, changes in fair value are recognized as other income (expense) within gain (loss) on investments in the consolidated statements of operations. The fair value of this investment was measured using level 3 methodologies in the fair value hierarchy in accordance with ASC 820. As of April 27, 2026 and June 27, 2026, the level 3 methodologies included a binomial model with a estimated 5-year holding period, 3.83% and 4% risk-free rate of return, and 63.8 % and 56.3% annual volatility, respectively. The estimated fair value of this investment was $0.7 million and $4.2 million at April 27, 2026 and June 27, 2026, respectively.

Equity-Method Investment, At Fair Value

On October 16, 2025, the Company completed a $15 million strategic investment from Theon International Plc which included the sale of a 49% interest in Kopin’s subsidiary, Kopin Europe Ltd., to Theon International Plc. for $8.0 million. Following the transaction, it was determined that the Company no longer has a controlling financial interest in Kopin Europe Ltd., and the Company’s 51% equity interest is accounted for as an equity-method investment within the scope of ASC 323. The Company has elected to account for its equity interest in Kopin Europe Ltd. using the fair value option under ASC 825. As a result, changes in fair value are recognized as other income (expense) within gain (loss) on investments in the consolidated statements of operations. At June 27, 2026 the fair value of this investment was measured using level 3 methodologies in the fair value hierarchy in accordance with ASC 820, including discounted cash flows and an estimated discount rate of 21.5%. The estimated fair value of this investment was $8.1 million at June 27, 2026.

Other Receivables

Historically, the Company has provided Kopin Europe Ltd. with a loan to fund operations. Following the Deconsolidation of Kopin Europe, Ltd. on October 16, 2025, the loan is no longer eliminated in consolidation. The loan has no stated repayment terms, bears interest at an annual rate of 2.0% and the outstanding balance was approximately $5.8 million and $5.7 million at June 27, 2026 and December 27, 2025 respectively. The Company has elected to account for this specific instrument using the fair value option under ASC 825. As a result, changes in fair value are recognized as other income (expense) within gain (loss) on investments in the consolidated statements of operations. As of June 27, 2026, the fair value is measured using level 3 methodologies in the fair value hierarchy in accordance with ASC 820, including an expected term of between 0.09 and 3.51 years and an expected market yield between 13.00% and 17.00%. The estimated fair value of this investment was $4.5 million and $5.1 million at June 27, 2026 and December 27, 2025 respectively.

6. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 27, 2026	December 27, 2025
Accounts receivable	$10,748,334	$10,745,776
Less — allowance for credit losses	(19,300)	(19,000)
Total	$10,729,034	$10,726,776

Changes to the allowance for credit losses for the three months ended June 27, 2026 were as follows:

Balance, December 27, 2025	$19,000
Write-offs	$(12,800)
Additions charged to operations	$13,100
Balance, June 27, 2026	$19,300

7. INVENTORY

Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or net realizable value and consist of the following at June 27, 2026 and December 27, 2025:

	June 27, 2026	December 27, 2025
Raw materials	$3,691,569	$3,580,546
Work-in-process	216,189	1,400,579
Finished goods	817,453	524,650
Total	$4,725,211	$5,505,775

8. NET LOSS PER SHARE

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

Weighted average common shares outstanding used to calculate earnings per share are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Weighted average common shares outstanding-basic	188,232,764	166,351,615	187,568,311	166,234,813
Stock options and non-vested restricted common stock	3,869,458	—	—	—
Weighted average common shares outstanding-diluted	192,102,222	166,351,615	187,568,311	166,234,813

The following potentially dilutive common stock equivalents outstanding at the period-end were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Nonvested restricted common stock	1,965,864	6,414,254	5,254,045	6,414,254
Stock options	734,726	591,366	1,316,004	591,366
Total	2,700,590	7,005,620	6,570,049	7,005,620

9. SERIES A CONVERTIBLE PREFERRED STOCK

As of June 27, 2026 and December 27, 2025, the authorized capital stock of the Company included 3,000 shares of $0.01 par value preferred stock, of which 1,500 shares have been designated as Series A convertible preferred stock. No shares of Series A Convertible Preferred Stock were issued or outstanding as of June 27, 2026.

On May 28, 2026 Theon exercised its conversion right under the Certificate of Designation to convert all 1,000 outstanding shares of Series A Convertible Preferred stock into shares of Common Stock. The conversion was effected at a conversion price of $3.00 per share resulting in the issuance of 2,380,973 shares of the Company’s common stock to Theon.

As of December 27, 2025, the authorized capital stock of the Company included 3,000 shares of $0.01 par value preferred stock, of which 1,500 shares had been designated as Series A convertible preferred stock, of which 1,000 shares were issued and outstanding.

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

10. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

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

Non-Vested Restricted Common Stock

Restricted stock activity for the six-month period ended June 27, 2026 was as follows:

	Shares	Weighted Average Grant-Date Fair Value	Grant-Date Fair Value
Non-vested at December 27, 2025	5,339,847	$1.41	$7,551,683
Granted	1,578,773	2.97	$4,682,140
Forfeited	(384,050)	1.50	$(575,086)
Vested	(1,280,525)	1.38	$(1,767,571)
Non-vested at June 27, 2026	5,254,045	$1.88	9,891,166
Expected to vest	5,254,045	$1.88	$9,891,166

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock and stock options awards for the three and six months ended June 27, 2026 and June 28, 2025 (no tax benefits were recognized):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Cost of product revenues	$70,169	$86,569	$120,177	$226,006
Research and development	191,611	124,345	328,957	242,065
Selling, general and administrative	711,741	536,803	1,019,715	1,054,038
Total	$973,521	$747,717	$1,468,849	$1,522,109

Unrecognized compensation expense for non-vested restricted common stock as of June 27, 2026 totaled $9.9 million and is expected to be recognized over a weighted average period of approximately 2.25 years.

Stock Options

During the six months ended June 27, 2026, an option award for 724,638 shares of the Company’s common stock was granted to the Chief Executive Officer. These options have a strike price of $3.21 and vest over a 4 year period. During the six months ended June 27, 2026, the Company recorded incremental stock-based compensation of less than $0.3 million as a result of the granting of stock option awards. As of June 27, 2026, there was approximately $1.7 million of unrecognized compensation cost related to unvested options. The cost is expected to be recognized over a weighted average period of 3.3 years.

The fair value of this options award was estimated using the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended	Six Months Ended
	June 27, 2026	June 27, 2026
Average risk-free interest rate	4.00%	4.00%
Expected dividend yield	None	None
Expected life (average, in years)	8.00	8.00
Expected volatility	90.00%	90.00%
Weighted average exercise price	$3.21	$3.21
Weighted average fair value	$2.07	$2.07

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

A summary of stock option activity for the period ended June 27, 2026 is as follows:

	Number of Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 27, 2025	591,366	$1.76	$366,647
Granted	724,638	$3.21	—
Outstanding as of June 27, 2026	1,316,004	$2.56	$—
Options exercisable as of June 27, 2026	312,342	$2.18	$—

11. ACCRUED WARRANTY

The Company typically warrants its products against defect for 12 to 18 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue is recognized and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the six months ended June 27, 2026 were as follows:

Balance, December 27, 2025	$1,165,000
Additions	23,000
Claims	(1,136,000)
Balance, June 27, 2026	$52,000

12. INCOME TAXES

The Company recorded an income tax benefit of $2.1 million in the three months ended June 27, 2026 as the result of the expiration of the statue of limitations of uncertain tax positions related to the Company’s Korean operations that were liquidated in fiscal year ended 2018. As of June 27, 2026, the Company has available for tax purposes U.S. federal net operating loss carryforwards (“NOLs”) of approximately $119.1 million expiring 2026 through 2038 and $136.3 million that have an unlimited carryover period. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of the realization of such assets. The Company recognizes both accrued interest and penalties related to its uncertain tax positions related to intercompany loan interest and potential transfer pricing exposure related to its foreign subsidiaries.

13. CONTRACT ASSETS AND LIABILITIES

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

Contract liabilities consist of advance payments and billings in excess of revenue recognized for the contract.

Net contract assets (liabilities) consisted of the following:

	June 27, 2026	December 27, 2025
ASC 606 Contract assets	$4,946,766	$6,032,913
ASC 606 Current contract liabilities and billings in excess of revenue earned	(6,955,245)	(1,168,009)
ASC 606 Noncurrent contract liabilities	(1,780)	(7,465)
Grant income receivable	401,614	—
Collaboration contract assets (recorded in Prepaid expenses and other current assets)	—	98,911
Deferred grant income	—	(2,688,627)

The $1.2 million decrease in the Company’s ASC 606 contract assets at June 27, 2026 as compared to December 27, 2025 was primarily due to an increase in amounts billed related to defense products.

The $5.8 million increase in the Company’s contract liabilities from December 27, 2025 to June 27, 2026 was primarily due to advance billings and non cash consideration received in connection with the Company's Joint Development and License Agreement with Fabric.AI (Refer to Note 4 for further information).

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

In the three and six months ended June 27, 2026, the Company recognized revenue of $0.1 and $0.7 million, respectively, related to its contract liabilities at December 27, 2025. In the three and six months ended June 28, 2025, the Company recognized revenue of $0 and $0.1 million, respectively, related to its contract liabilities at December 28, 2024.

The Company did not recognize impairment losses on its contract assets in the three and six months ended June 27, 2026, or the years ended December 27, 2025 or December 28, 2024.

The $0.4 million increase in Grant income receivables as of June 27, 2026 compared to December 27, 2025 reflects revenue in excess of billings during the three and six months ended June 27, 2026.

The $2.7 million decrease in Deferred grant income as of June 27, 2026 compared to December 27, 2025 reflects the recognition of previously deferred amounts upon satisfaction of the related grant conditions during the three and six months ended June, 27, 2026.

14. LEASES

The Company enters into operating leases primarily for: real estate, including for manufacturing, engineering, research, administration and sales facilities, and information technology (“IT”) equipment. At June 27, 2026 and December 27, 2025, the Company did not have any finance leases. Approximately all of its future lease commitments, and related lease liability, relate to the Company’s real estate leases. Some of the Company’s leases include options to extend or terminate the lease.

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Operating lease cost	$183,972	$224,256	$368,375	$442,397

At June 27, 2026, the Company’s future lease payments under non-cancellable leases were as follows:

2026 (excluding the six months ended June 27,2026)	$367,255
2027	669,255
2028	201,334
2029	—
2030	—
Total future lease payments	1,237,844
Less effects of discounting	(75,248)
Total	$1,162,596

The Company’s lease liabilities recognized in the Company’s condensed consolidated balance sheet at June 27, 2026 were as follows:

June 27, 2026
Operating lease liabilities–current	$674,490
Operating lease liabilities–noncurrent	488,106
Total lease liabilities	$1,162,596

Supplemental cash flow information related to leases was as follows:

	Six Months Ended	Six Months Ended
	June 27, 2026	June 28, 2025
Cash paid for amounts included in the measurement of operating lease liabilities	$365,355	$443,133

Other information related to leases was as follows:

	June 27, 2026	June 28, 2025
Weighted Average Discount Rate–Operating Leases	6.75%	6.50%
Weighted Average Remaining Lease Term–Operating Leases (in years)	1.74	2.80

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

The CODM assesses performance and decides how to allocate resources and make operating decisions based on revenues, loss from operations, and net loss that are reported on the Consolidated Statements of Operations. These metrics are also used to monitor budget versus actual results. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. Revenues, expenses, and assets requiring disclosure in accordance with ASC 280, Segment Reporting, are also included in the accompanying Condensed Consolidated Financial Statements. See the Condensed Consolidated Statements of Operations for the three and six months ended June 27, 2026 and June 28, 2025 and the Consolidated Balance Sheets as of June 27, 2026 and December 27, 2025, for details.

Total long-lived assets by country at June 27, 2026 and December 27, 2025 were:

Total Long-lived Assets	June 27, 2026	December 27, 2025
United States	$8,465,769	$4,105,034
Long lived assets	$8,465,769	$4,105,034

The Company disaggregates its revenue from contracts with customers by geographic location and by display application, as it believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

During the three and six months ended June 27, 2026 and June 28, 2025, the Company derived its sales from the following geographies:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 27, 2026		June 28, 2025		June 27, 2026		June 28, 2025
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$12,326,808	97%	$8,183,644	97%	$22,397,674	96%	$18,235,596	96%
Other Americas	—	—	22,533	—	49,935	—	33,960	—
Total Americas	12,326,808	97	8,206,177	97	22,447,609	96	18,269,556	96
Asia – Pacific	55,998	—	118,656	1	126,968	1	376,510	2
Europe	351,628	3	130,050	2	711,227	3	347,309	2
Total Revenues	$12,734,434	100%	$8,454,883	100%	$23,285,804	100%	$18,993,375	100%

During the three and six months ended June 27, 2026 and June 28, 2025, the Company derived its sales from the following display applications:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Defense	$7,310,425	$6,222,034	$12,620,828	$14,683,387
Industrial	20,400	1,030,977	67,718	1,422,665
Medical	309,343	213,380	326,182	572,300
Consumer and other product	—	32,045	50,160	49,969
Net product revenues	7,640,168	7,498,436	13,064,888	16,728,321
R&D	2,168,244	907,907	3,458,660	2,144,574
License and royalties	55,998	48,540	120,926	120,480
ASC 606 revenues	9,864,410	8,454,883	16,644,474	18,993,375
Grant	2,598,546	—	6,040,241	—
Collaboration	271,478	—	601,089	—
Non ASC 606 revenues	2,870,024	—	6,641,330	—
Total Revenues	$12,734,434	$8,454,883	$23,285,804	$18,993,375

16. COMMITMENTS AND CONTINGENCIES

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

17. LITIGATION

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

On October 7, 2025, the Company filed an appeal of the $19.7 million judgement against the Company in the matter of Blue Radios Inc. v. Kopin Corporation. On June 25, 2026, BlueRadios, Inc. filed its opening and response appellate brief in the Federal Circuit, requesting that the court affirm the September 2025 judgment against Kopin Corporation for trade secret misappropriation and reverse portions of the district court's decision that denied additional damages, injunctive relief, and unpaid retainer claims. As of June 27, 2026 and December 27, 2025, the Company has accrued $19.7 million for the judgment within Accrued litigation liability and has accrued approximately $0.6 million and $0.3 million, respectively, in related interest within Other accrued liabilities.

18. RELATED PARTY TRANSACTIONS

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

The Company and RealWear have entered into agreements where the Company have agreed to supply display modules to RealWear, and license certain intellectual property to RealWear. In conjunction with these agreements the Company received an equity interest in RealWear, one-time $1.5 million license fees, paid as of December 2019, and will receive royalties of future product sales. See Note 5 for a description of the Company’s investments in RealWear. As of June 27, 2026, the Company owned approximately 2.8% of RealWear.

The Company has warrants to purchase shares of Preferred Stock of HMDmd. The fair value of the investment was determined to be $0.3 million as of June 27, 2026.

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

The Company and Fabric.AI, Inc entered in a JDLA on April 27, 2026. The parties agreed to jointly develop and commercialize certain GPU to GPU connectivity technologies. The agreement provides for joint ownership of Project Technology. The Company also maintains an 19.99% benefical ownership through its equity investment in Fabric.AI Series J Preferred Stock. Fabric.AI became a related party of the Company following its equity investment in Fabric.AI and the operational involvement contemplated in the JDLA.

During the three and six months ended June 27, 2026 and June 28, 2025, the Company had the following transactions with related parties:

	Three Months Ended		Three Months Ended
	June 27, 2026		June 28, 2025
	Revenue	Purchases	Revenue	Purchases
RealWear, Inc.	$55,998	$—	$48,522	$—
HMDmd, Inc.	431,387	—	251,678	—
Lightning Silicon Technology, Inc.	—	25,000	—	12,950
Theon International PlC	271,478	4	—	—
Fabric.AI	509,761	—	—	—
	$1,268,624	$25,004	$300,200	$12,950

	Six Months Ended		Six Months Ended
	June 27, 2026		June 28, 2025
	Revenue	Purchases	Revenue	Purchases
RealWear, Inc.	$119,268	$—	$120,462	$—
HMDmd, Inc.	448,226	—	699,585	—
Lightning Silicon Technology, Inc.	1,658	25,000	—	51,800
Theon International PlC	601,089	4	—	—
Fabric.AI	509,761	—	—	—
	$1,680,002	$25,004	$820,047	$51,800

At June 27, 2026 and December 27, 2025, the Company had the following receivables and payables with related parties:

	June 27, 2026		December 27, 2025
	Receivables	Payables	Receivables	Payables
RealWear, Inc.	$185,388	$—	$96,120	$—
HMDmd, Inc.	271,438	—	—	—
Kopin Europe Ltd.	4,506,735	—	5,057,974	—
Theon International PlC	400,000	—	300,000	—
	$5,363,561	$—	$5,454,094	$—

On June 10, 2026, Kopin entered into a Share Repurchase Agreement with Lightning Silicon Technology, Inc. (“LST”) and LS Assets, Inc. (“LSA”). Under the Share Repurchase Agreement, LST repurchased 18,000,000 shares of its Series Seed-1 Preferred Stock from Kopin for $1.00, and LSA repurchased 18,000,000 shares of its common stock from Kopin for $1.00. All such shares were cancelled and retired as of June 10, 2026. The Parties exchanged mutual releases of all claims relating to Kopin’s prior shareholdings in LST and LSA. As a result of the repurchases, Kopin no longer holds any equity interest in either LST or LSA.

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

Revenues. For the three and six months ended June 27, 2026 and June 28, 2025, our revenues by display application, which include product sales and amounts earned from research and development contracts (“R&D”), were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Defense	$7,311	$6,222	$12,621	$14,683
Industrial	20	1,031	68	1,423
Medical	309	213	326	572
Consumer and other product	0	32	50	50
Net product revenues	7,640	7,498	13,065	16,728
R&D	2,168	908	3,459	2,145
License and royalties	56	49	121	120
ASC 606 revenues	9,864	8,455	16,645	18,993
Grant	2,599	—	6,040	—
Collaboration	271	—	601	—
Non ASC 606 revenues	2,870	—	6,641	—
Total Revenues	$12,734	$8,455	$23,286	$18,993

Sales of our products for Defense applications include systems used by the military both in the field and for training and simulation. Sales of our products for Defense applications may be for a one-time purchase or for programs that run for several years. Revenues from product sales to defense customers increased in the three months ended June 27, 2026 as compared to the three months ended June 28, 2025, primarily due to higher production volumes of our products for thermal weapon sight applications and liquid crystal displays. The decrease in Defense applications revenues in the six months ended June 27, 2026 as compared to the six months ended June 28, 2025 was primarily related to a decrease in revenue from products used in thermal weapon sights and liquid crystal displays.

Industrial applications revenues represent customers who purchase our display products for use in headsets used for manufacturing, distribution, public safety, 3D metrology equipment and other industrial applications. Our 3D metrology customers are primarily located in Asia, and they sell to Asia-based contract manufacturers who use the 3D metrology machines for quality control purposes. The industrial applications market has seen new entrants over the last few years, which has led to increased price competition. We have introduced lower priced products to compete with our competitors, but we expect this trend will continue and hence we are focusing our product and selling efforts on other more attractive market segments.

Sales of our displays for Consumer applications are primarily for use in thermal imaging products, recreational rifle and hand-held scopes.

R&D revenues increased in the three and six months ended June 27, 2026 as compared to the three and six months ended June 28, 2025 primarily due to the Company’s progress on the Phase 2 Off-the-Visor Heads-Up Display program with the U.S. Army and due to the start of the development program with Fabric.AI entered into on April 27, 2026 to develop and commercialize certain GPU to GPU connectivity technologies. These contracts typically reimburse us for direct costs and allocated overhead and selling, general and administrative costs and in some cases profit.

The slight increase in license and royalty revenue in the three months ended June 27, 2026 as compared to the three months ended June 28, 2025 is due to a increase in royalties earned under IP license agreements for industrial wearable headsets.

Grant revenues increased in the three and six months ended June 27, 2026 as compared to the three and six months ended June 28, 2025 in connection with the Company’s government grant, awarded in the fourth quarter of 2025, for the development of ultra-bright, full color MicroLED displays optimized for ground soldier augmented reality applications.

Collaboration revenues increased in the three and six months ended June 27, 2026 as compared to the three and six months ended June 28, 2025 as a result of the Company’s strategic partnership, initiated in the fourth quarter of 2025, to develop the next generation clip on with augmented reality and thermal integration capabilities based on the Company’s micro-display technology.

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for the three and six months ended June 27, 2026 and June 28, 2025 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands, except for percentages)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Cost of product revenues	$6,587	$7,072	$12,197	$14,701
Cost of product revenues as a % of net product revenues	86%	94%	93%	88%

The decrease in cost of product revenues as a percentage of net product revenues for the three months ended June 27, 2026, compared to the three months ended June 28, 2025, was primarily attributable to product mix. Cost of product revenues as a percentage of net product revenues increased during the six months ended June 27, 2026 as compared to the six months ended June 28, 2025 primarily attributable to reduced production efficiency during the first three months of 2026.

Research and Development. R&D expenses are incurred in support of internal display development programs and programs funded by agencies or prime contractors of the U.S. Government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. In fiscal year 2026, we expect our R&D expenditures to be related to our display products, overlay weapon sights and OLED display technologies. R&D expenses for the three and six months ended June 27, 2026 and June 28, 2025 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Funded	$3,327	$464	$7,133	$1,103
Internal	1,197	1,481	2,303	2,959
Total research and development expense	$4,524	$1,945	$9,436	$4,062

Funded R&D expense for the three and six months ended June 27, 2026 increased as compared to the three and six months ended June 28, 2025 primarily due to the Company’s government grant for the development of ultra-bright, full color MicroLED displays optimized for ground soldier augmented reality applications. Funded R&D expense includes costs related to grant and collaboration income. Internal R&D expense decreased for the three and six month ended June 27, 2026 as compared to the three and six months ended June 28, 2025 primarily due to lower labor hours spent on internal research and development activities.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. SG&A expenses for the three and six months ended June 27, 2026 and June 28, 2025 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands, except for percentages)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Selling, general and administration expense	$5,127	$4,899	$11,144	$9,600
Selling, general and administration expense as a % of revenues	40%	58%	48%	51%

SG&A increased for the three and six months ended June 27, 2026 as compared to the three and six months ended June 28, 2025 primarily due to increases in professional fees and accrued performance-based compensation.

Other Income, net. Other income, net, is primarily composed of interest income, foreign currency transactions, gains on fair value recording of investments and other non-operating income items. Other income, net, for the three and six months ended June 27, 2026 and June 28, 2025 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Other income, net	$2,245	$347	$4,536	$1,193

During the three and six months ended June 27, 2026, we had gains on investments of approximately $2.3 million and $4.6 million, respectively. During the three months ended June 27, 2026, interest income decreased approximately $0.2 million compared to the three months ended June 27, 2025.

Tax Provision. We recorded a benefit for income taxes of approximately $2.1 million in the three months ended June 27, 2026 due to the expiration of the statute of limitation of an uncertain tax position. We recorded a provision for income taxes of approximately $0.1 million for the three and six months ended June 28, 2025.

Net Income (Loss). We had a net income of $0.8 million and a net loss of $2.9 million during the three and six months ended June 27, 2026, respectively compared to net losses of $5.2 million and $8.3 million during the three and six months ended June 28, 2025. The decrease in the net loss during the three months ended June 27, 2026 compared to the three months ended June 28, 2025 was due to gains on investments of $2.3 million, a $2.1 million tax credit, and increase in total revenues. The decrease in the net loss during the six months ended June 27, 2026 compared to the six months ended June 28, 2025 was primarily due to a gain on investments.

Liquidity and Capital Resources

On June 27, 2026 and December 27, 2025, we had cash and cash equivalents, including restricted cash, and marketable securities of $50.3 million and working capital, excluding restricted cash, of $17.5 million compared to $61.6 million and $33.6 million, respectively.

	Six Months Ended	Six Months Ended
	June 27, 2026	June 28, 2025
Net cash used for operating activities	$(5,142,502)	$(7,572,770)
Net cash (used in) provided by investing activities	(5,111,818)	17,867,407
Net cash used in by financing activities	(1,095,112)	(89,657)
Effect of exchange rate changes on cash	1,055	4,210
(Decrease) increase in cash and equivalents	$(11,348,377)	$10,209,190

For the six months ended June 27, 2026 and June 28, 2025, cash used in operating activities consisted primarily of a net losses from operations of $2.9 million and $8.3 million respectively. For the six months ended June 27, 2026, net cash used in investing activities in the amount of $5.1 million consisted of capital expenditures. For the six months ended June 28, 2025 cash provided by investing activities was primarily related to net proceeds from the sale of marketable securities. We expect that net cash used for or provided by operating activities to fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results and changes in components of working capital. Our cash and cash equivalents and liquidity could be adversely affected by any amounts that become payable in connection with any adverse results from any litigation we are, or may become, involved in. The change in financing activities was the settlements of restricted stock for tax witholding obligations for $1.1 million.

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

On October 16, 2025, the Company completed a $15 million strategic investment with Theon Under the terms of the Agreements, Theon acquired a 49% interest in Kopin’s subsidiary, Kopin Europe Ltd. for $8.0 million and the parties entered into a licensing and development agreement and funding agreements relating to the joint development of military products. In addition, Theon purchased $7.0 million worth of shares of Series A Convertible Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”). Each share of the Preferred Stock was convertible into shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”) at an initial fixed conversion price of $3.00 per share, pursuant to the terms of the Certificate of Designation for Series A Convertible Preferred Stock of the Company (the “Certificate of Designations”). The Company had the ability to force the conversion of the preferred stock into common stock once the Company’s common stock trades at $5.50 per share or higher for 10 Trading Days (as defined in the Certificate of Designation) within a 30 consecutive Trading Day period. The Preferred Stock will carried an annual dividend of at the base rate dividend rate of 4%, 2% payable in cash and 2% payable in stock. With the close of this transaction, Kopin Europe Ltd. was deconsolidated from the Company’s consolidated financial statements. The consolidated statement of operations therefore includes nine months and sixteen days of activity related to Kopin Europe Ltd. The assets and liabilities of Kopin Europe Ltd. are no longer included within the Company’s consolidated balance sheets. Any discussions related to results, operations, and accounting policies associated with Kopin Europe Ltd. are referring to the current period through this transaction and prior periods as consolidated.

On May 28, 2026 Theon exercised its conversion right under the Certificate of Designation to convert all 1,000 outstanding shares of Series A Convertible Preferred stock into shares of Common Stock. The conversion was effected at a conversion price of $3.00 per share resulting in the issuance of 2,380,973 shares of the Company’s common stock to Theon. The Company’s Series A Convertible Preferred stock has been retired and no shares of Series A Convertible Preferred Stock are outstanding.

The domestic locations balance of $50.3 million and $61.6 million for the period ended June 27, 2026 and fiscal year ended 2025 includes $25.4 million and $25.3 million of restricted cash as of June 27, 2026 and December 27, 2025 respectively, that is not available for current operating use.

The manufacturing operations at our Korean facility, Kowon, have ceased and Kowon was liquidated at fiscal year ended 2018. As of December 27, 2025 we had recorded deferred tax liabilities for any additional withholding tax that may be due to the Korean government upon Kowon’s final tax return acceptance. The statue of limitations expired during the three months ended June 27, 2026 and reversed the deferred tax liability of $2.1 million as of June 27, 2026.

We expect to expend between $5.0 million and $6.5 million on capital expenditures in the second half of 2026.

We had net income of $0.8 million and a net loss of $2.9 million for the three and six months ended June 27, 2026 and a net loss of $2.6 million in fiscal year 2025, and net cash outflows used in operations of $5.1 million and $15.5 million for the six months ended June 27, 2026 and for the fiscal year ended 2025, respectively. Moreover, the Company has posted a bond to satisfy the court’s verdict of $19.7 million in damages and anticipated accrued interest in the matter of BlueRadios vs. Kopin Corporation, Inc. should the Company’s appeal be unsuccessful (refer to Note 17 of our consolidated financial statements for more information). As of June 27, 2026, the Company had $24.9 million of cash and cash equivalents (excluding restricted cash), which the Company believes is sufficient to support its operations and satisfy its obligations for at least the next twelve months from the issuance of these financial statements. We estimate we will have sufficient liquidity to fund operations into the fourth quarter of 2027. Nonetheless, we monitor the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If our actual results are less than projected or we need to raise capital for additional liquidity, we may be required to do additional equity financing, reduce expenses or enter into a strategic transaction. However, we can make no assurance that we will be able to raise additional capital, reduce expenses sufficiently, or enter into a strategic transaction on terms acceptable to us, or at all.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 27, 2026, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 27, 2026, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 27, 2026, our disclosure controls and procedures were not effective as of June 27, 2026 due to the following material weaknesses which were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 27, 2025, and continue to exist as of June 27, 2026:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 27, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On June 25, 2026, BlueRadios, Inc. filed its opening and response appellate brief in the Federal Circuit, requesting that the court affirm the September 2025 judgment against Kopin Corporation for trade secret misappropriation and reverse portions of the district court's decision that denied additional damages, injunctive relief, and unpaid retainer claims. As of June 27, 2026 there are no changes in circumstances that would result in a change to the corresponding legal accrual.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the three months ended June 27, 2026 that were not registered under the Securities Act.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended June 27, 2026, Paul C. Baker, our Chief Operating Officer, terminated a Rule 10b5-1 trading arrangement on May 8, 2026. Mr. Baker had adopted this Rule 10b5-1 trading arrangement on November 18, 2025, pursuant to which he was permitted to sell up to 170,989 shares of the Company’s common stock pursuant to the terms of the trading arrangement. The 10b5-1 trading arrangement was scheduled to remain in effect until December 18, 2026.

During the quarter ended June 27, 2026, a Rule 10b5-1 trading arrangement of Michael Murray, our Chairperson, Chief Executive Officer, and President, terminated pursuant to its original terms a Rule 10b5-1 trading arrangement on April 17, 2026. Mr. Murray had adopted this Rule 10b5-1 trading arrangement on November 24, 2025, pursuant to which he was permitted to sell up to 386,667 shares of the Company’s common stock pursuant to the terms of the trading arrangement. The 10b5-1 trading arrangement was scheduled to remain in effect until December 24, 2026.

During the quarter ended June 27, 2026, the following adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies on insider trading:

Name & Title	Date Adopted(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(2)
Michael Murray Chairperson, Chief Executive Officer, President	05/26/2026	158,280	8/25/2026

(1) Date of adoption of Rule 10b5-1 trading arrangements is in accordance with both the Company’s insider trading policy and applicable SEC rules and regulations.

(2) The Rule 10b5-1 trading arrangement is scheduled to expire on the date listed in the table, subject to earlier termination upon the sale of all shares subject to the Rule 10b5-1 trading arrangement, or as otherwise provided in the Rule 10b5-1 trading arrangement.

Other than as disclosed above, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K, during the quarter ended June 27, 2026.

Item 6. Exhibits

Exhibit No.	Description

10.1	Joint Development and License Agreement, dated April 27, 2026, by and between the Company and Fabric AI, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2026)
10.2	Exclusive Supply and Distribution Agreement, dated April 27, 2026, by and between the Company and Kopin Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2026)
10.3†	Kopin Corporation Amended and Restated 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2026)
31.1	Certification of Michael Murray, Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
31.2	Certification of Erich Manz, Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
32.1	Certification of Michael Murray, Chief Executive Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) **
32.2	Certification of Erich Manz, Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) **

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

**Furnished and not filed herewith

† Indicates a management contract or a compensatory plan, contract, or arrangement.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 27, 2026 (Unaudited) and December 27, 2025, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 27, 2026 and June 28, 2025, (iii) Condensed Consolidated Statement of Comprehensive Loss (Unaudited) for the three and months ended June 27, 2026 and June 28, 2025, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 27, 2026 and June 28, 2025, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 27, 2026 and June 28, 2025, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION
(Registrant)

Date: August 11, 2026	By:	/S/ MICHAEL MURRAY
Michael Murray
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026	By:	/S/ ERICH MANZ
Erich Manz
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

