Form 10-Q
period 2026-09-26
KOPIN CORP
filed 2026-11-10
CIK 771266

UNITED STATES of AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-19882

KOPIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2833935
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

125 North Drive, Westborough, MA	01581-3335
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 870-5959

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	KOPN	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 5, 2026
Common Stock, par value $0.01	186,005,614

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

Kopin Corporation

Part 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 26, 2026	December 27, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,845,738	$36,350,083
Restricted cash and cash equivalents	25,466,105	25,277,063
Accounts receivable, net of allowance of $7,187 and $19,000 at September 26, 2026 and December 27, 2025, respectively	4,524,536	10,726,776
Contract assets	6,944,936	6,032,913
Grant income receivable	3,506,264	—
Inventory	4,951,503	5,505,775
Other receivable, at fair value	4,401,602	5,057,974
Prepaid expenses and other current assets	4,482,806	2,855,383
Total current assets	80,123,490	91,805,967
Property, plant and equipment, net	8,514,290	2,616,803
Operating lease right-of-use assets	1,003,882	1,488,231
Other assets	123,822	123,822
Equity method investment, at fair value	6,250,000	8,900,000
Equity investments	9,465,717	3,459,434
Total assets	$105,481,201	$108,394,257
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,409,551	$5,315,998
Accrued payroll and expenses	3,070,473	2,231,848
Accrued warranty	36,000	1,165,000
Contract liabilities	6,039,010	1,168,009
Deferred grant income	—	2,688,627
Operating lease liabilities	654,024	648,469
Accrued post-retirement benefits	40,000	40,000
Other accrued liabilities	1,018,705	607,915
Deferred tax liabilities	—	422,458
Accrued litigation damages	19,700,000	19,700,000
Total current liabilities	37,967,763	33,988,324
Non-current contract liabilities	833	3,675
Operating lease liabilities, net of current portion	344,538	831,507
Accrued post-retirement benefits, net of current portion	170,504	190,696
Other long-term liabilities	—	1,706,411
Total liabilities	38,483,638	36,720,613
Commitments and contingencies (Note 16) and Litigation (Note 17)
Series A redeemable convertible preferred stock, par value $0.01, stated value $7,000 per share; 3,000 shares authorized, no shares issued and outstanding as of September 26, 2026 and 1,000 shares issued and outstanding at December 27, 2025; aggregate liquidation preference of $7,000,000 as of December 27, 2025	—	7,556,481
Stockholders’ equity:
Common stock, par value $0.01; 275,000,000 shares authorized as of September 26, 2026 and December 27, 2025, 187,112,901 issued as of September 26, 2026 and 183,015,207 issued as of December 27, 2025, and 180,618,570 outstanding at September 26, 2026 and 176,903,857 at December 27, 2025	1,817,208	1,776,753
Additional paid-in capital	473,403,061	463,150,835
Treasury stock, 1,102,289 shares at September 26, 2026 and 771,500 shares at December 27, 2025, at cost	(2,459,886)	(1,389,174)
Accumulated deficit	(405,762,820)	(399,421,251)
Total stockholders’ equity	66,997,563	64,117,163
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$105,481,201	$108,394,257

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 26, 2026	Three Months Ended September 27, 2025	Nine Months Ended September 26, 2026	Nine Months Ended September 27, 2025
Revenues:
Net product revenues	$8,794,730	$10,693,734	$21,859,618	$27,422,055
Research and development revenues	5,684,592	1,199,937	9,143,252	3,344,511
Grant income	3,104,650	—	9,144,891	—
Collaboration arrangement income	—	—	601,089	—
License and other revenues	605,900	68,754	726,826	189,234
Total revenues	18,189,872	11,962,425	41,475,676	30,955,800
Expenses:
Cost of product revenues	6,389,859	8,397,135	18,586,479	23,098,119
Research and development – Funded	4,469,841	646,652	11,602,915	1,749,349
Research and development – Internal	1,172,413	1,856,336	3,474,986	4,814,996
Selling, general and administrative	6,666,963	1,629,175	17,811,031	11,229,549
Gain on legal contingency	—	(5,100,000)	—	(5,100,000)
Total operating expenses	18,699,076	7,429,298	51,475,411	35,792,013
(Loss) income from operations	(509,204)	4,533,127	(9,999,735)	(4,836,213)
Non-operating (expense) income, net:
Interest income	95,599	281,194	285,250	1,053,944
Other (expense) income, net	(324,613)	(77,312)	(760,035)	236,740
Foreign currency transaction gains (losses)	56,819	(156,774)	193,181	(25,423)
(Loss) gain on investments, net	(2,739,004)	(447,631)	1,906,790	(472,610)
Total non-operating (expense) income	(2,911,199)	(400,523)	1,625,186	792,651
(Loss) income before provision for income taxes	(3,420,403)	4,132,604	(8,374,549)	(4,043,562)
Benefit (provision) for income taxes	—	(52,000)	2,032,980	(156,000)
Net (loss) income	$(3,420,403)	$4,080,604	$(6,341,569)	$(4,199,562)
Net (loss) income per share attributable to common stockholders:
Basic	$(0.02)	$0.02	$(0.03)	$(0.03)
Diluted	$(0.02)	$0.02	$(0.03)	$(0.03)
Weighted average number of common shares outstanding:
Basic	190,234,566	166,618,201	188,457,063	166,362,609
Diluted	190,234,566	169,448,696	188,457,063	166,362,609

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF comprehensive (loss) INCOME

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net (loss) income	$(3,420,403)	$4,080,604	$(6,341,569)	$(4,199,562)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	49,562	—	(103,228)
Unrealized holding gain (loss) on marketable securities	—	71,780	—	(169,444)
Other comprehensive income (loss), net of tax	—	121,342	—	(272,672)
Comprehensive (loss) income	$(3,420,403)	$4,201,946	$(6,341,569)	$(4,472,234)

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

Condensed Consolidated Statements of REDEEMABLE CONVERTIBLE PREFERRED STOCK and Stockholders’ Equity

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance, December 27, 2025	1,000	$7,556,481	177,675,361	$1,776,753	$463,150,835	$(1,389,174)	$—	$(399,421,251)	$64,117,163
Stock-based compensation expense	—	—	—	—	495,328	—	—	—	495,328
Dividend on Series A Redeemable Convertible Preferred Stock	—	35,000	—	—	(35,000)	—	—	—	(35,000)
Net loss	—	—	—	—	—	—	—	(3,752,038)	(3,752,038)
Balance, March 28, 2026	1,000	$7,591,481	177,675,361	$1,776,753	$463,611,163	$(1,389,174)	$—	$(403,173,289)	$60,825,453
Prefunded warrant exercise	—	—	384,000	3,840	—	—	—	—	3,840
Stock-based compensation expense	—	—	—	—	973,521	—	—	—	973,521
Conversion of preferred stock into common stock	(1,000)	(7,591,481)	2,380,973	23,810	7,624,435	—	—	—	7,648,245
Vesting of restricted stock	—	—	1,280,525	12,805	(12,805)	—	—	—	—
Restricted stock for withholding obligations	—	—				(1,070,712)			(1,070,712)
Net income	—	—	—	—	—	—	—	830,872	830,872
Balance, June 27, 2026	—	$—	181,720,859	$1,817,208	$472,196,314	$(2,459,886)	$—	$(402,342,417)	$69,211,219
Stock-based compensation expense	—	—	—	—	1,206,747	—	—	—	1,206,747
Net loss	—	—	—	—	—	—	—	(3,420,403)	(3,420,403)
Balance, September 26, 2026	—	$—	181,720,859	$1,817,208	$473,403,061	$(2,459,886)	$—	$(405,762,820)	$66,997,563

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance, December 28, 2024	—	$—	156,430,896	$1,564,308	$422,087,837	$(370,012)	$2,032,359	$(402,032,930)	$23,281,562
Stock-based compensation expense	—	—	—	—	774,392	—	—	—	774,392
Other comprehensive loss	—	—	—	—	—	—	(261,427)	—	(261,427)
Net loss	—	—	—	—	—	—	—	(3,113,533)	(3,113,533)
Balance, March 29, 2025	—	$—	156,430,896	$1,564,308	$422,862,229	$(370,012)	$1,770,932	$(405,146,463)	$20,680,994
Vesting of restricted stock	—	—	577,845	5,778	(5,778)	—	—	—	—
Stock-based compensation expense	—	—	—	—	747,717	—	—	—	747,717
Other comprehensive loss	—	—	—	—	—	—	(132,587)	—	(132,587)
Restricted stock for withholding obligations	—	—	—	—	—	(89,657)	—	—	(89,657)
Net loss	—	—	—	—	—	—	—	(5,166,633)	(5,166,633)
Balance, June 28, 2025	—	$—	157,008,741	$1,570,086	$423,604,168	$(459,669)	$1,638,345	$(410,313,096)	$16,039,834
Vesting of restricted stock	—	—	109,399	1,094	(1,094)	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,105,748	—	—	—	1,105,748
Other comprehensive income	—	—	—	—	—	—	121,342	—	121,342
Restricted stock for withholding obligations	—	—	—	—	—	(25,048)	—	—	(25,048)
Net income	—	—	—	—	—	—	—	4,080,604	4,080,604
Balance, September 27, 2025	—	$—	157,118,140	$1,571,180	$424,708,822	$(484,717)	$1,759,687	$(406,232,492)	$21,322,480

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 26, 2026	September 27, 2025
Cash flows from operating activities:
Net loss	$(6,341,569)	$(4,199,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	588,856	639,292
Stock-based compensation	2,675,596	2,627,857
Loss on sale of property and equipment	—	38,500
Non-cash (gain) loss on equity investments	(2,749,284)	472,000
Non-cash loss on other receivable	656,372	—
Loss (gain) on sale of equity investment	14,533	(300,000)
Income taxes	(2,128,669)	156,684
Foreign currency (gains) losses	(438)	31,349
Provision for bad debt	13,100	—
Noncash provision for excess inventory	284,186	925,402
Gain on legal contingency	—	(5,100,000)
Changes in assets and liabilities:
Accounts receivable	6,189,139	5,215,946
Contract assets	(912,023)	(2,874,195)
Grant income receivable	(3,506,264)	—
Inventory	270,086	(1,013,049)
Prepaid expenses and other current assets	(1,515,688)	(1,809,006)
Accounts payable and accrued expenses	3,407,628	(3,281,928)
Accrued warranty	(1,128,846)	(487,717)
Contract liabilities	4,137,626	1,275,224
Deferred grant income	(2,688,627)	—
Net cash used in operating activities	(2,734,286)	(7,683,203)
Cash flows from investing activities:
Proceeds from sale of marketable securities	—	36,380,280
Proceeds from sale of equity investment	—	300,000
Capital expenditures	(6,486,343)	(1,340,364)
Purchases of marketable securities	—	(15,156,463)
Net cash (used in) provided by investing activities	(6,486,343)	20,183,453
Cash flows from financing activities:
Settlements of restricted stock for tax withholding obligations	(1,070,712)	(114,706)
Conversion of preferred stock	(28,240)	—
Exercise of prefunded warrant	3,840	—
Payments of issuance costs	—	(40,000)
Net cash used in financing activities	(1,095,112)	(154,706)
Effect of exchange rate changes on cash	438	2,476
Net change in cash, cash equivalents and restricted cash	(10,315,303)	12,348,020
Cash, cash equivalents and restricted cash at beginning of period	61,627,146	15,210,120
Cash, cash equivalents and restricted cash at end of period	$51,311,843	$27,558,140
Supplemental disclosure of cash flow information:
Non cash sale of equity investment	109,000	—
Unpaid equity issuance costs	—	560,000
Unpaid letter of credit debt issuance costs	—	460,000

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

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of Kopin Corporation as of September 26, 2026 and for the three and nine months ended September 26, 2026 and September 27, 2025 are unaudited and include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025, as amended. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. As used in this report, the terms “we”, “us”, “our”, “Kopin” and the “Company” mean Kopin Corporation and its subsidiaries, unless the context indicates another meaning.

Principles of Consolidation

The condensed consolidated financial statements for the three and nine months ended September 26, 2026 and September 27, 2025 include the accounts of Kopin Corporation and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

As of October 16, 2025, the Company no longer has a controlling financial interest in Kopin Europe Ltd. and the assets and liabilities and operations of Kopin Europe Ltd. were deconsolidated (“Deconsolidation”). The assets and liabilities of Kopin Europe Ltd. are no longer included within the Company’s September 26, 2026 condensed consolidated balance sheet. Any discussions related to results, operations, and accounting policies associated with Kopin Europe Ltd. are referring to the periods prior to Deconsolidation. Subsequent to Deconsolidation, the Company accounted for our equity ownership interest in Kopin Europe Ltd. under the equity method of accounting using the fair value option under ASC 825, Financial Instruments (“ASC 825”), (See Note 3, Strategic Investment from Theon).

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $6.3 million and net cash outflows from operations of $2.7 million for the nine months ended September 26, 2026. The Company’s net cash outflows from operations were partially a result of funding its ongoing investments in research and development.

As of December 28, 2024, the Company had $24.8 million accrued related to a jury verdict in the matter of BlueRadios, Inc. v. Kopin Corporation (see Note 17 Litigation). On September 5, 2025, a post-trial order for $19.7 million was awarded. As a result, the Company reduced the accrual to $19.7 million and recognized a benefit of $5.1 million in the condensed consolidated Statements of Operations for the fiscal year ended December 27, 2025. On October 2, 2025, the Company posted a supersedeas bond for $23.0 million which consisted of the $19.7 million judgment, legal expenses, and interest that would accrue over the expected term of the Company’s appeal of the verdict. To post the bond, the Company deposited $24.2 million in the bank, which consists of $23.0 million plus judgment, fees, and interest and $1.15 million in additional fees. The bank then issued a letter of credit to a surety company who then issued the bond to the court.

While the Company has appealed the verdict, the bond is available to satisfy the payment of the judgment, interest, and fees should the Company’s appeal be unsuccessful. Moreover, the Company raised approximately $51.2 million during the fiscal year ended December 27, 2025, through the issuance of common stock, pre-funded warrants and preferred stock. As of September 26, 2026, the Company had $25.8 million of cash and cash equivalents (excluding restricted cash), which the Company believes is sufficient to support its operations and satisfy its obligations for at least the next twelve months from the issuance of these financial statements. Nonetheless, we monitor the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If our actual results are less than projected or we need to raise capital for additional liquidity, we may be required to do additional equity financings, reduce expenses or enter into a strategic transaction. However, we can make no assurance that we will be able to raise additional capital, reduce expenses sufficiently, or enter into a strategic transaction on terms acceptable to us, or at all.

Revenue Recognition

Substantially all the Company’s product and license and other revenues are derived from the sales of components and subassemblies and the license of intellectual property for use in defense and industrial applications. The Company also has development contracts for the design, manufacture and/or modification of products for the U.S. Government or prime contractors for the U.S. Government and for customers that expect to sell into the defense markets. The Company may offer technologies developed under these defense research and development contracts in products sold to industrial, medical and consumer markets. The Company’s contracts with the U.S. Government are typically subject to the Federal Acquisition Regulations (“FAR”) and are priced based on estimated or actual costs of producing goods. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods provided under U.S. Government contracts. The pricing for non-U.S. Government contracts is based on the specific negotiations with each customer.

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

Product Revenues

For certain contracts with prime contractors for the U.S. Government, the Company recognizes product revenue over time as the Company performs because of continuous transfer of control to the customer and the lack of an alternative use for the product. The continuous transfer of control to the customer is supported by contractual provisions in the contract that allow the U.S. Government to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit and take control of any work in process and finished goods.

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

For certain contracts with prime contractors for the U.S. Government and commercial customers, while the contract may have a similar contractual provision, the Company’s products historically have an alternative use and thus, revenue is recognized at a point in time upon transfer of control. Provisions for product returns and allowances are reductions in the transaction price and are recorded in the same period as the related revenues. The Company analyzes historical returns, current economic trends and changes in customer demand when evaluating the adequacy of sales returns and other allowances.

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

In situations where control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The Company generally uses an input method using the cost-to-cost approach to measure the extent of progress towards completion of the performance obligation for its contracts because the Company believes it best depicts the transfer of assets to the customer. Under the cost-to-cost measure approach, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation, including material, labor and overhead, which requires management to use significant assumptions and judgments. Revenues are recorded proportionally as costs are incurred. The Company recognizes revenue at a point in time for certain contracts because the related performance obligations are satisfied upon delivery and transfer of control to the customer.

The Company’s fixed-price contracts with the U.S. Government or other customers may result in revenue recognized in excess of amounts currently billed. The Company discloses the excess of revenues over amounts actually billed as Contract assets and unbilled receivables on the condensed consolidated balance sheets. Amounts billed and due from the Company’s customers are classified as Accounts receivable on the condensed consolidated balance sheets. In some instances, the U.S. Government may retain a small portion of the contract price until completion of the contract. For contracts with the U.S. Government and some commercial customers, the Company typically receives payments either as work progresses or by achieving certain milestones or based on a schedule in the contract. The Company recognizes a liability for these advance payments in excess of revenue recognized and presents it as Contract liabilities and billings in excess of revenue earned on the condensed consolidated balance sheets. Advanced payments typically are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract and to protect the Company from the other party failing to adequately complete some or all of its obligations under the contract. For industrial and consumer purchase orders, the Company typically receives payments within 30 to 60 days of shipment of the product, although for some purchase orders, the Company may require an advanced payment prior to shipment of the product.

License and other revenues

The rights and benefits to the Company’s intellectual property are conveyed to certain customers through royalty-bearing technology license agreements. These sales-based royalties are recognized when they are earned. Revenues from sales-based royalties under license agreements are shown under License and other revenues on the Company’s condensed consolidated statements of operations.

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

Performance Obligations

The Company’s revenue recognition related to performance obligations that were satisfied at a point in time and over time for our contracts accounted for in accordance with ASC 606 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Point in time	10%	9%	11%	13%
Over time	90%	91%	89%	87%

The value of remaining performance obligations represents the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of September 26, 2026, total remaining outstanding performance obligations were $35.5 million. The aggregate amount of the transaction price allocated to remaining performance obligations the Company expects to recognize over the next 12 months was $33.2 million. The remaining performance obligations expected to be recognized beyond 12 months of $2.3 million represent amounts to be earned under government contracts, which are subject to cancellation.

Government Grants

The Company accounts for government grants which are not considered exchange transactions in accordance with ASC 832, Government Assistance (“ASC 832”). These grants generally provide the Company with payments for certain types of expenditures in return for research and development activities. The Company recognizes the government grant as grant revenue in the condensed consolidated statement of operations, as the grants relate to improving the design of an already existing product that the Company regularly sells to other customers. Such amounts are recognized on a systematic basis in proportion with the related qualifying costs incurred, applying judgment to determine when grant conditions are met and when grant proceeds are no longer subject to claw back or performance uncertainty. Proceeds received before recognition of the related grant revenues are recorded as Deferred grant income in the condensed consolidated balance sheet. Grant income receivable includes unbilled amounts resulting from recognized grant revenues in excess of billings. Grant income receivable is generally classified as a current asset in the condensed consolidated balance sheet. Costs associated with such grants are recorded as a component of funded research and development expenses in the condensed consolidated statements of operations.

Collaborative Arrangements

At the inception of an agreement, the Company evaluates if an agreement is a collaborative arrangement within the scope of ASC 808, Collaborative Arrangements (“ASC 808”). For collaborative arrangements that fall within the scope of ASC 808, the Company first determines which elements of the collaboration are deemed to be a performance obligation with a customer within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808 and are subject to the guidance in ASC 606, the Company applies the revenue recognition model under ASC 606 or other guidance, as deemed appropriate. The Company generally recognizes proceeds under collaborative arrangements within the scope of ASC 808 using a cost-to-cost methodology consistent with the underlying project economics within Collaboration arrangement income in the condensed consolidated statements of operations. Proceeds received before recognition of the related collaboration revenues are recorded as deferred collaboration income within Other current liabilities in the condensed consolidated balance sheet. Costs associated with such arrangements are recorded as a component of funded research and development expenses in the condensed consolidated statements of operations.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 changes the accounting for internal-use software under Accounting Standards Codification (“ASC”) 350-40. ASU 2025-06 clarifies when to begin capitalizing costs. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. Based on management’s assessment, ASU 2025-06 is not expected to have a material impact on its condensed consolidated financial statements and accompanying notes.

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07 clarifies that share-based noncash consideration received from a customer for the transfer of goods or services is accounted for under Topic 606 until the entity’s right to receive or retain the consideration becomes unconditional and refines the scope exception from derivative accounting for certain contracts with underlying based on the operations or activities of one of the parties to the contract. ASU 2025-07 is effective for the Company beginning in fiscal year 2027, including interim periods within that year, with early adoption permitted. The Company is evaluating the impact of ASU 2025-07, including on the accounting for the Fabric.AI Convertible Preferred Stock received as noncash consideration under the JDLA (see Note 4).

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies interim disclosure requirements and the applicability of Topic 270. ASU 2025-11 provides a comprehensive list of interim disclosures required in GAAP and adds a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for the Company for interim periods within fiscal year 2028, with early adoption permitted, and may be applied prospectively or retrospectively. ASU 2025-11 affects disclosure only, and the Company does not expect its adoption to have a material impact on its condensed consolidated financial statements.

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

The License and Collaboration Agreement between Kopin Corporation, Kopin Europe, and Theon, together with associated side letters, established a framework for joint development and commercialization of multiple product categories, including the DarkWave module, DarkWave subsystem, Theon End Product, certain MicroLED displays, and OLED displays. As of September 26, 2026, total committed funding received by Kopin Corporation from Theon under the LCA was $1.0 million. During the three and nine months ended September 26, 2026, $0 and $0.6 million were recognized as Collaboration arrangement income in the Condensed Consolidated Statements of Operations, respectively.

4. JOINT DEVELOPMENT AND LICENSE AGREEMENT WITH FABRIC.AI

On April 27, 2026, the Company entered into a Joint Development & License Agreement (“JDLA”) with Fabric.AI, Inc. (formerly StableX Technologies, Inc.) (“Fabric.AI”), under which the parties agreed to jointly develop and commercialize certain Graphics Processing Unit to Graphics Processing Unit (“GPU to GPU”) connectivity technologies. Fabric.AI is obligated to fund up to $15 million of development activities through successful demonstration, with additional production related funding subject to further negotiation. The agreement provides for joint ownership of Project Technology (“Project Technology”) and includes the issuance of Convertible Preferred Stock to Kopin designed to give Kopin approximately 19.99% of Fabric.AI’s outstanding common stock.

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

As of September 26, 2026, total committed funding to Kopin Corporation from Fabric.AI under the JDLA was $15 million, of which $4 million and $9 million was received during the three and nine months ended September 26, 2026, respectively. In addition, the Fabric.AI Convertible Preferred Stock issued to the Company on April 27, 2026 was recorded as an equity investment at fair value in the amount of $0.7 million (refer to Note 5 for further information). During the three and nine months ended September 26, 2026, $5.4 million and $5.9 million was recognized as Research and development revenues in the Condensed Consolidated Statements of Operations, respectively. As of September 26, 2026, $3.8 million was included in Contract liabilities in the Condensed Consolidated Balance Sheets consisting of advance payments and billings in excess of revenue recognized for the contract.

5. FINANCIAL INSTRUMENTS

Fair Value Measurements

Financial instruments are categorized as Level 1, Level 2 or Level 3 based upon the method by which their fair value is computed. An investment is categorized as Level 1 when its fair value is based on unadjusted quoted prices in active markets for identical assets that the Company has the ability to access at the measurement date. An investment is categorized as Level 2 if its fair market value is based on quoted market prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, based on observable inputs such as interest rates, yield curves, or derived from or corroborated by observable market data by correlation or other means. The Company’s Level 2 investments are based on yield-to-maturity models and market interest rates. An investment is categorized as Level 3 if its fair value is based on unobservable inputs for the asset.

The following table details the recurring fair value measurements of the Company’s financial assets:

		Fair Value Measurement at September 26, 2026 Using:
	Total	Level 1	Level 2	Level 3
Money market fund holdings in cash equivalents	$24,916,105	24,916,105	—	—
Certificates of deposit	500,000	—	500,000	—
Equity investments	12,351,292	2,446,555	—	9,904,737
Other receivable	4,401,602	—	—	4,401,602
Financial instruments, owned, at fair value	$42,168,999	27,362,660	500,000	14,306,339

		Fair Value Measurement at December 27, 2025 Using:
	Total	Level 1	Level 2	Level 3
Money market fund holdings included in cash equivalents	$24,746,957	$24,746,957	$—	$—
Certificates of deposit	500,000	—	500,000	—
Equity investments	10,129,063	1,229,063	—	8,900,000
Other receivable	5,057,974	—	—	5,057,974
Financial instruments, owned, at fair value	$40,433,994	$25,976,020	$500,000	$13,957,974

Equity investments accounted for under the measurement alternative, which totaled $3.4 million and $2.2 million at September 26, 2026 and December 27, 2025, respectively, are measured at fair value on a nonrecurring basis and are excluded from the table above.

The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy for the nine months ended September 26, 2026:

	Total	Equity Investments	Other Receivable
Beginning balance	$13,957,974	$8,900,000	$5,057,974
Additions	730,533	730,533	—
Gain (Loss) from changes in fair value	(382,168)	274,204	(656,372)
Ending balance	$14,306,339	$9,904,737	$4,401,602

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. There was $0.5 million certificates of deposit included in restricted cash and cash equivalents at September 26, 2026 and December 27, 2025.

Marketable Securities

The Company validates the fair market values of the financial instruments below by using a model that incorporates current interest rates and remaining term. The restricted cash balance at September 26, 2026 and December 27, 2025 with the exception of the bonded restricted cash, is invested in a certificate of deposit and money market funds. Investments in available-for-sale marketable securities are as follows at September 26, 2026 and December 27, 2025:

	Amortized Cost		Unrealized Gain		Fair Value
	2026	2025	2026	2025	2026	2025
Certificates of deposit	$500,000	$500,000	—	—	$500,000	$500,000

The contractual maturities of the Company’s marketable debt securities were less than three months as of September 26, 2026 and less than one year as of December 27, 2025.

Equity Investments

The Company’s equity investments consisted of the following at September 26, 2026 and December 27, 2025:

	September 26, 2026	December 27, 2025
Equity investments – measurement alternative	$3,364,425	$2,230,371
Equity investments – equity-method accounting, at fair value	6,250,000	8,900,000
Equity investments – at fair value	6,101,292	1,229,063
Equity investments	$15,715,717	$12,359,434

Equity Investments- Measurement Alternative

Equity investments rarely traded or not quoted will generally have less (or no) pricing observability and a higher degree of judgment utilized in measuring fair value. Initial measurement of equity investments occurs when an observable price for the equity investment is available. The Company adopted the measurement alternative for equity investments without readily determinable fair values, which is often referred to as cost method investments, adjusted for changes in observable market transactions. As a result, these investments are revalued upon occurrence of an observable price change for similar investments and for impairments. As of September 26, 2026 and December 27, 2025, the carrying value of these equity investments was $3.4 million and $2.2 million, respectively.

The Company had an equity investment in RealWear Inc., which was accounted for under the measurement alternative. In the first quarter of 2025, the Company reviewed the financial condition and as a result, the Company recorded an impairment charge of less than $0.1 million. In the three months ended September 26, 2026 the Company sold all of its RealWear Inc. common shares for proceeds of $0.1 million and recognized a loss on the sale of less than $0.1 million, which is included in Gain (loss) on investments in the condensed consolidated statements of operations for the three and nine months ended September 26, 2026. The carrying value of the investment was $0 and $0.1 million at September 26, 2026 and December 27, 2025, respectively.

The Company has an equity investment in Solos Incorporation (“Solos Inc.”). The carrying value of this equity investment was $0 and $0.2 million at September 26, 2026 and December 27, 2025, respectively.

The Company has an equity investment in HMDmd, a medical device company. The carrying value of this equity investment was $0.3 million at September 26, 2026 and December 27, 2025.

The Company has an equity interest in Lenovo New Vision which it acquired through purchasing capital and contributing certain intellectual property. As of September 26, 2026, the Company owned an approximate 9.0% interest in this investment and the carrying value of this equity investment was $3.1 million and $1.5 million at September 26, 2026 and December 27, 2025, respectively.

Equity Investments – At Fair Value

The Company owns a minority interest in Global Communication Semiconductors, Inc. which is traded on the Taipei Exchange. The carrying value of this investment was $2.4 million and $1.2 million at September 26, 2026 and December 27, 2025, respectively.

On April 27, 2026, the Company entered into the JDLA with Fabric.AI, under which the parties agreed to jointly develop and commercialize certain GPU to GPU connectivity technologies. The agreement provides for joint ownership of Project Technology and includes the issuance of Convertible Preferred Stock to Kopin designed to give Kopin approximately 19.99% of Fabric.AI’s outstanding common stock. The accounting for the equity interest in Fabric.AI is established in accordance with ASC 321. As a result, changes in fair value are recognized as other income (expense) within gain (loss) on investments in the condensed consolidated statements of operations. The fair value of this investment was measured using level 3 methodologies in the fair value hierarchy in accordance with ASC 820. As of April 27, 2026 and September 26, 2026, the level 3 methodologies included a binomial model with an estimated 5-year holding period, 3.8% and 4.8% risk-free rate of return, and 63.8% and 58.4% annual volatility, respectively. The estimated fair value of this investment was $0.7 million and $3.7 million at April 27, 2026 and September 26, 2026, respectively.

Equity-Method Investment, At Fair Value

On October 16, 2025, the Company completed a $15 million strategic investment from Theon International Plc which included the sale of a 49% interest in Kopin’s subsidiary, Kopin Europe Ltd., to Theon International Plc for $8.0 million. Following the transaction, it was determined that the Company no longer has a controlling financial interest in Kopin Europe Ltd., and the Company’s 51% equity interest is accounted for as an equity-method investment within the scope of ASC 323. The Company has elected to account for its equity interest in Kopin Europe Ltd. using the fair value option under ASC 825. As a result, changes in fair value are recognized as other income (expense) within gain (loss) on investments in the condensed consolidated statements of operations. At September 26, 2026 the fair value of this investment was measured using level 3 methodologies in the fair value hierarchy in accordance with ASC 820, including discounted cash flows and an estimated discount rate of 24%. The estimated fair value of this investment was $6.3 million and $8.9 million at September 26, 2026 and December 27, 2025, respectively. During the nine-month period ended September 26, 2026, the estimated fair value of the investment decreased by $2.6 million, primarily reflecting updates to certain underlying assumptions used in the valuation, including expectations regarding the investee’s future operating performance.  The fair value measurement is sensitive to changes in these assumptions. Generally, more favorable expectations regarding future operating performance would result in a higher estimated fair value, while less favorable expectations would result in a lower estimated fair value.

Other Receivables

Historically, the Company has provided Kopin Europe Ltd. with a loan to fund operations. Following the Deconsolidation of Kopin Europe Ltd. on October 16, 2025, the loan is no longer eliminated in consolidation. The loan has no stated repayment terms, bears interest at an annual rate of 2.0% and the outstanding principal balance was approximately $5.8 million and $5.7 million at September 26, 2026 and December 27, 2025, respectively. The Company has elected to account for this specific instrument using the fair value option under ASC 825. As a result, changes in fair value are recognized as other income (expense) within gain (loss) on investments in the condensed consolidated statements of operations. The Company recognizes interest on the loan as interest income in the condensed consolidated statements of operations.

As of September 26, 2026, the fair value is measured using level 3 methodologies in the fair value hierarchy in accordance with ASC 820, including an expected term of between 1.35 and 6.26 years and an expected market yield between 12.8% and 17.3%. The estimated fair value of this investment was $4.4 million and $5.1 million at September 26, 2026 and December 27, 2025, respectively.

6. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	September 26, 2026	December 27, 2025
Accounts receivable	$4,531,723	$10,745,776
Less — allowance for credit losses	(7,187)	(19,000)
Total	$4,524,536	$10,726,776

Changes to the allowance for credit losses for the nine months ended September 26, 2026 were as follows:

Balance, December 27, 2025	$19,000
Write-offs	(24,913)
Additions charged to operations	13,100
Balance, September 26, 2026	$7,187

7. INVENTORY

Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or net realizable value and consist of the following at September 26, 2026 and December 27, 2025:

	September 26, 2026	December 27, 2025
Raw materials	$3,966,412	$3,580,546
Work-in-process	182,279	1,400,579
Finished goods	802,812	524,650
Total	$4,951,503	$5,505,775

8. NET LOSS PER SHARE

Basic net income or loss per share attributable to common stockholders is computed using the weighted-average number of shares of common stock outstanding during the period including the pre-funded warrants. The Company adjusts net income or loss attributable to common stockholders for dividends and deemed dividends on convertible preferred stock.

Diluted net income or loss per share is calculated using the treasury-stock method or the if-converted method, as applicable, for potentially dilutive instruments but such instruments are excluded from the calculation of diluted net loss per share, when their effect would be anti-dilutive for the periods presented.

Weighted average common shares outstanding used to calculate earnings per share are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Weighted average common shares outstanding-basic	190,234,566	166,618,201	188,457,063	166,362,609
Stock options and non-vested restricted common stock	—	2,830,495	—	—
Weighted average common shares outstanding-diluted	190,234,566	169,448,696	188,457,063	166,362,609

The following potentially dilutive common stock equivalents outstanding at the period-end were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Nonvested restricted common stock	5,392,045	6,181,118	5,392,045	6,181,118
Stock options	1,316,004	—	1,316,004	591,366
Total	6,708,049	6,181,118	6,708,049	6,772,484

9. SERIES A CONVERTIBLE PREFERRED STOCK

As of September 26, 2026 and December 27, 2025, the authorized capital stock of the Company included 3,000 shares of $0.01 par value preferred stock, of which 1,500 shares have been designated as Series A Convertible Preferred Stock. No shares of Series A Convertible Preferred Stock were issued or outstanding as of September 26, 2026. As of December 27, 2025, 1,000 shares of Series A Convertible Preferred Stock were issued and outstanding.

On May 28, 2026, Theon exercised its conversion right under the Certificate of Designation to convert all 1,000 outstanding shares of Series A Convertible Preferred stock into shares of Common Stock. The conversion was effected at a conversion price of $3.00 per share resulting in the issuance of 2,380,973 shares of the Company’s common stock to Theon. The conversion of the Company’s Series A Redeemable Convertible Preferred Stock into common stock was a non-cash financing activity.

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

Non-Vested Restricted Common Stock

Restricted stock activity for the nine months ended September 26, 2026 was as follows:

	Shares	Weighted Average Grant-Date Fair Value	Grant-Date Fair Value
Non-vested at December 27, 2025	5,339,847	$1.41	$7,551,683
Granted	1,716,773	3.12	5,348,680
Forfeited	(384,050)	1.50	(575,086)
Vested	(1,280,525)	1.38	(1,767,571)
Non-vested at September 26, 2026	5,392,045	$1.96	10,557,706
Expected to vest	5,392,045	$1.96	$10,557,706

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock and stock options awards for the three and nine months ended September 26, 2026 and September 27, 2025 (no tax benefits were recognized):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Cost of product revenues	$67,043	$164,502	$187,220	$390,508
Research and development	103,836	160,647	432,793	402,712
Selling, general and administrative	1,035,868	780,599	2,055,583	1,834,637
Total	$1,206,747	$1,105,748	$2,675,596	$2,627,857

Unrecognized compensation expense for non-vested restricted common stock as of September 26, 2026 totaled $10.6 million and is expected to be recognized over a weighted average period of approximately 2.3 years.

Stock Options

During the nine months ended September 26, 2026, an option award for 724,638 shares of the Company’s common stock was granted to the Chief Executive Officer. These options have a strike price of $3.21 and vest over a four year period. During the nine months ended September 26, 2026, the Company recorded incremental stock-based compensation of less than $0.4 million as a result of the granting of stock option awards. As of September 26, 2026, there was approximately $1.5 million of unrecognized compensation cost related to unvested options. The cost is expected to be recognized over a weighted average period of 3.1 years.

The fair value of this options award was estimated using the Black-Scholes model using the following assumptions and had the following fair values:

Nine Months Ended
September 26, 2026
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

A summary of stock option activity for the period ended September 26, 2026 is as follows:

	Number of Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 27, 2025	591,366	$1.76	$366,647
Granted	724,638	$3.21	—
Outstanding as of September 26, 2026	1,316,004	$2.56	3,197,890
Options exercisable as of September 26, 2026	394,592	$2.26	$1,077,236

11. ACCRUED WARRANTY

The Company typically warrants its products against defect for 12 to 18 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue is recognized and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the nine months ended September 26, 2026 were as follows:

Balance, December 27, 2025	$1,165,000
Additions	27,000
Claims	(1,156,000)
Balance, September 26, 2026	$36,000

12. INCOME TAXES

The Company recorded an income tax benefit of $2.1 million in the nine months ended September 26, 2026 as the result of the expiration of the statute of limitations of uncertain tax positions related to the Company’s Korean operations that were liquidated in fiscal year 2018. As of September 26, 2026, the Company has available for tax purposes U.S. federal net operating loss carryforwards (“NOLs”) of approximately $119.1 million expiring 2026 through 2038 and $136.3 million that have an unlimited carryover period. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of the realization of such assets. The Company recognizes both accrued interest and penalties related to its uncertain tax positions related to intercompany loan interest and potential transfer pricing exposure related to its foreign subsidiaries.

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

Contract liabilities consist of advance payments and billings in excess of revenue recognized for the contract.

Net contract assets (liabilities) consisted of the following:

	September 26, 2026	December 27, 2025
ASC 606 Contract assets	$6,944,936	$6,032,913
ASC 606 Current contract liabilities and billings in excess of revenue earned	(6,039,010)	(1,168,009)
ASC 606 Noncurrent contract liabilities	(833)	(7,465)
Grant income receivable	3,506,264	—
Collaboration contract assets (recorded in Prepaid expenses and other current assets)	—	98,911
Deferred grant income	—	(2,688,627)

The $0.9 million increase in the Company’s ASC 606 contract assets at September 26, 2026 as compared to December 27, 2025 was primarily due to revenue recognized in excess of amounts billed on contracts.

The $4.9 million increase in the Company’s contract liabilities from December 27, 2025 to September 26, 2026 was primarily due to advance billings and non-cash consideration received in connection with the Company’s Joint Development and License Agreement with Fabric.AI (Refer to Note 4 for further information).

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

Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts.

In the three and nine months ended September 26, 2026, the Company recognized revenue of $0 and $0.7 million, respectively, related to its contract liabilities at December 27, 2025. In the three and nine months ended September 27, 2025, the Company recognized revenue of $0 and $0.1 million, respectively, related to its contract liabilities at December 28, 2024.

The Company did not recognize impairment losses on its contract assets in any of the periods presented.

The $3.5 million increase in Grant income receivables as of September 26, 2026 compared to December 27, 2025 reflects revenue in excess of billings during the three and nine months ended September 26, 2026.

The $2.7 million decrease in Deferred grant income as of September 26, 2026 compared to December 27, 2025 reflects the recognition of previously deferred amounts upon satisfaction of the related grant conditions during the three and nine months ended September 26, 2026.

14. LEASES

The Company enters into operating leases primarily for real estate, including for manufacturing, engineering, research, administration and sales facilities, and information technology (“IT”) equipment. At September 26, 2026 and December 27, 2025, the Company did not have any finance leases. Approximately all of its future lease commitments, and related lease liability, relate to the Company’s real estate leases. Some of the Company’s leases include options to extend or terminate the lease.

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Operating lease cost	$185,879	$226,461	$554,253	$668,858

At September 26, 2026, the Company’s future lease payments under non-cancellable leases were as follows:

2026 (excluding the nine months ended September 26, 2026)	$183,628
2027	669,255
2028	201,333
2029	—
2030	—
Total future lease payments	1,054,216
Less effects of discounting	(55,654)
Total	$998,562

The Company’s lease liabilities recognized in the Company’s condensed consolidated balance sheet at September 26, 2026 were as follows:

September 26, 2026
Operating lease liabilities–current	$654,024
Operating lease liabilities–noncurrent	344,538
Total lease liabilities	$998,562

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended	Nine Months Ended
	September 26, 2026	September 27, 2025
Cash paid for amounts included in the measurement of operating lease liabilities	$548,982	$668,636

Other information related to leases was as follows:

	September 26, 2026	September 27, 2025
Weighted Average Discount Rate–Operating Leases	6.70%	6.52%
Weighted Average Remaining Lease Term–Operating Leases (in years)	1.50	2.48

15. SEGMENTS AND DISAGGREGATION OF REVENUE

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its President and Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a condensed consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

The CODM assesses performance and decides how to allocate resources and make operating decisions based on revenues, loss from operations, and net loss that are reported on the Condensed Consolidated Statements of Operations. These metrics are also used to monitor budget versus actual results. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total assets. Revenues, expenses, and assets requiring disclosure in accordance with ASC 280, Segment Reporting, are also included in the accompanying Condensed Consolidated Financial Statements. See the Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2026 and September 27, 2025 and the Condensed Consolidated Balance Sheets as of September 26, 2026 and December 27, 2025, for details.

Total long-lived assets by country at September 26, 2026 and December 27, 2025 were:

Total Long-lived Assets	September 26, 2026	December 27, 2025
United States	$9,518,172	$4,105,034
Long lived assets	$9,518,172	$4,105,034

The Company disaggregates its revenue by geographic location and by display application, as it believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

During the three and nine months ended September 26, 2026 and September 27, 2025, the Company derived its sales from the following geographies:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 26, 2026		September 27, 2025		September 26, 2026		September 27, 2025
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$17,336,017	95%	$11,547,425	97%	$39,733,692	96%	$29,783,800	96%
Other Americas	—	—	—	—	49,934	—	34,000	—
Total Americas	17,336,017	95%	11,547,425	97%	39,783,626	96%	29,817,800	96%
Asia – Pacific	605,900	3%	278,000	2%	732,868	2%	654,000	2%
Europe	247,955	2%	137,000	1%	959,182	2%	484,000	2%
Total Revenues	$18,189,872	100%	$11,962,425	100%	$41,475,676	100%	$30,955,800	100%

During the three and nine months ended September 26, 2026 and September 27, 2025, the Company derived its sales from the following display applications:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Defense	$8,462,911	$9,934,334	$21,083,739	$24,618,055
Industrial	52,155	749,400	119,873	2,172,000
Medical	279,664	1,000	605,846	574,000
Consumer and other product	—	9,000	50,160	58,000
Net product revenues	8,794,730	10,693,734	21,859,618	27,422,055
R&D	5,684,592	1,199,937	9,143,252	3,344,511
License and royalties	605,900	68,754	726,826	189,234
ASC 606 revenues	15,085,222	11,962,425	31,729,696	30,955,800
Grant	3,104,650	—	9,144,891	—
Collaboration	—	—	601,089	—
Non ASC 606 revenues	3,104,650	—	9,745,980	—
Total Revenues	$18,189,872	$11,962,425	$41,475,676	$30,955,800

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

BlueRadios, Inc. v. Kopin Corporation, Civil Action No. 16-02052-JLK (D. Col.):

On August 12, 2016, BlueRadios, Inc. (“BlueRadios”) filed a complaint in the U.S. District Court for the District of Colorado, alleging that the Company breached a contract between it and BlueRadios concerning the design, development and commercialization of micro-display products with embedded wireless technology referred to as “Golden-i,” breached the covenant of good faith and fair dealing associated with that contract, breached its fiduciary duty to BlueRadios, and misappropriated trade secrets owned by BlueRadios in violation of Colorado law (C.R.S. § 7-74-104(4)) and the Defend Trade Secrets Act (18 U.S.C. § 1836(b)(1)). BlueRadios further alleged that the Company was unjustly enriched by its alleged misconduct, BlueRadios is entitled to an accounting to determine the amount of profits obtained by the Company as a result of its alleged misconduct, and the inventorship on at least ten patents or patent applications owned by the Company need to be corrected to list BlueRadios’ employees as inventors and thereby list BlueRadios as co-assignees of the patents. BlueRadios seeks monetary, declaratory, and injunctive relief, including for alleged non-payment of engineering retainer fees.

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

On September 5, 2025, a post-trial order was entered in the U.S. District Court for the District of Colorado in the matter of BlueRadios, Inc. v. Kopin Corporation finding for the plaintiff, BlueRadios, Inc. and awarding approximately $19.7 million in damages but denying a permanent injunction and prejudgment interest. As a result of the post-trial order, the Company reduced the accrual to $19.7 million and recognized a benefit of $5.1 million for the reduction in the accrual in the condensed consolidated Statements of Operations for the fiscal year ended December 27, 2025.

On September 26, 2025, the Company and its lawyers entered into a Mutual Release agreement (the “Release”) in which accrued legal expenses in connection with the BlueRadios litigation were resolved. The release reduced unpaid accrued legal expenses by $3.3 million. The reduction in accrued legal fees is included within selling, general and administrative in the Company’s condensed consolidated financial statements for the fiscal year ended December 27, 2025.

On October 2, 2025, the Company posted a supersedeas bond for the amount of $23.0 million which consisted of the $19.7 million judgment, legal expenses, and interest that would accrue over the expected term of the appeal. To post the bond the Company entered into loan agreements (the “Agreements”) with its bank which provides the bank with a security interest in the $23.0 million plus $1.15 million in fees for a total of $24.2 million, which is classified as Restricted Cash. The bank then issued a Letter of Credit (LOC) to a surety company who then issued the bond to the court. The Agreement provides for standard representations and warranties and allows the bank to use the $23.0 million to satisfy the LOC in the event the LOC is called.

On October 7, 2025, the Company filed an appeal of the $19.7 million judgment against the Company in the matter of BlueRadios Inc. v. Kopin Corporation. On June 25, 2026, BlueRadios, Inc. filed its opening and response appellate brief in the Federal Circuit, requesting that the court affirm the September 2025 judgment against Kopin Corporation for trade secret misappropriation and reverse portions of the district court’s decision that denied additional damages, injunctive relief, and unpaid retainer claims. As of September 26, 2026 and December 27, 2025, the Company has accrued $19.7 million for the judgment within Accrued litigation damages and has accrued approximately $0.8 million and $0.3 million, respectively, in related interest within Other accrued liabilities.

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

The Company and RealWear have entered into agreements where the Company has agreed to supply display modules to RealWear, and license certain intellectual property to RealWear. In conjunction with these agreements the Company received an equity interest in RealWear, one-time $1.5 million license fees, paid as of December 2019, and will receive royalties of future product sales. In the three months ended September 26, 2026, the Company and RealWear entered into a Wind Down Agreement whereby the Company sold its equity interest in RealWear and sold to RealWear a five-year right to use license for a fee of $0.5 million. See Note 5 for a description of the Company’s former investments in RealWear.

The Company has warrants to purchase shares of Preferred Stock of HMDmd. The carrying value of the investment was determined to be $0.3 million as of September 26, 2026.

On October 16, 2025, Theon became a related party of the Company following its equity investment in Kopin Europe Limited (“Kopin Europe”), the Company’s former subsidiary and current equity-method investee, pursuant to a Subscription Agreement under which Theon subscribed for 21,281,350 ordinary shares of Kopin Europe for $8.0 million, resulting in 49% ownership of Kopin Europe.

Concurrent with the Subscription Agreement, Kopin, Kopin Europe, and Theon entered into a License and Collaboration Agreement (“LCA”), together with associated side letters, establishing a framework for joint development and commercialization of multiple product categories, including the DarkWave module, DarkWave subsystem, Theon End Product, certain MicroLED displays, and OLED displays.

The Company and Fabric.AI, Inc entered into a JDLA on April 27, 2026. The parties agreed to jointly develop and commercialize certain GPU to GPU connectivity technologies. The agreement provides for joint ownership of Project Technology. The Company also maintains 19.99% beneficial ownership through its equity investment in Fabric.AI Preferred Stock. Fabric.AI became a related party of the Company following its equity investment in Fabric.AI and the operational involvement contemplated in the JDLA.

On August 18, 2026, Fabric.AI announced the formal launch of the Joint Steering Committee (“JSC”) to oversee the development and commercialization of the technologies with Kopin and other participating entities. The Company’s Chief Executive Officer entered into a non-fiduciary consulting agreement with Fabric.AI as an advisor, serving as Chairman of the JSC. In connection with Mr. Murray’s appointment as Chairman of the JSC, he was granted stock options to purchase up to 1,716,564 shares of common stock of Fabric.AI with an exercise price equal to the then fair market value of the common stock and that vest in three equal installments on the annual anniversaries of the effective date of the consulting agreement. In his role as Chairman of the JSC, Mr. Murray is not deemed an officer, director, or employee of Fabric.AI nor will he have decision-making authority in his role as Chairman of the JSC.

On June 10, 2026, Kopin entered into a Share Repurchase Agreement with Lightning Silicon Technology, Inc. (“LST”) and LS Assets, Inc. (“LSA”). Under the Share Repurchase Agreement, LST repurchased 18,000,000 shares of its Series Seed-1 Preferred Stock from Kopin for $1.00, and LSA repurchased 18,000,000 shares of its common stock from Kopin for $1.00. All such shares were cancelled and retired as of September 26, 2026. The parties exchanged mutual releases of all claims relating to Kopin’s prior shareholdings in LST and LSA. As a result of the repurchases, Kopin no longer holds any equity interest in either LST or LSA.

During the three and nine months ended September 26, 2026 and September 27, 2025, the Company had the following transactions with related parties:

	Three Months Ended		Three Months Ended
	September 26, 2026		September 27, 2025
	Revenue	Purchases	Revenue	Purchases
RealWear, Inc.	$605,900	$—	$68,754	$—
HMDmd, Inc.	329,029	—	1,370	—
Lightning Silicon Technology, Inc.	—	142,200	—	65,000
Kopin Europe Ltd.	—	398,580	—	—
Theon International Plc	—	—	—	—
Fabric.AI	5,388,042	—	—	—
	$6,322,971	$540,780	$70,124	$65,000

	Nine Months Ended		Nine Months Ended
	September 26, 2026		September 27, 2025
	Revenue	Purchases	Revenue	Purchases
RealWear, Inc.	$725,168	$—	$189,216	$—
HMDmd, Inc.	777,255	—	700,955	—
Lightning Silicon Technology, Inc.	1,658	167,200	—	116,800
Kopin Europe Ltd.	—	979,867	—	—
Theon International Plc	601,089	4	—	—
Fabric.AI	5,897,803	—	—	—
	$8,002,973	$1,147,071	$890,171	$116,800

At September 26, 2026 and December 27, 2025, the Company had the following receivables and payables with related parties:

	September 26, 2026		December 27, 2025
	Receivables	Payables	Receivables	Payables
RealWear, Inc.	$664,900	$—	$96,120	$—
HMDmd, Inc.	509,100	—	—	—
Kopin Europe Ltd.	4,402,467	319,042	5,057,974	—
Lightning Silicon Technology, Inc.	—	135,000	—	—
Theon International Plc	—	—	300,000	—
	$5,576,467	$454,042	$5,454,094	$—

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

Recent Developments

In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on goods imported into the United States were unauthorized. The Company made tariff payments to the importer of record for certain products that were previously subject to IEEPA tariffs. The U.S. Court of International Trade (“CIT”) has ordered U.S. Customs and Border Protection (“CBP”) to refund the collected IEEPA tariffs. On April 20, 2026, CBP established an online portal through which companies can submit certain IEEPA tariff refund requests. On June 2, 2026, the U.S. government appealed the CIT’s order to issue refunds, however, the appeal has not prevented importers from submitting claims and receiving refunds to-date. As of September 26, 2026, the Company is working with the importer of record and has submitted claims and recognized approximately $0.2 million of approved refunds of which approximately $0 has been received. The approved tariff refunds are recorded as a reduction to cost of product revenues in the condensed consolidated statements of operations. Following the Supreme Court’s ruling invalidating IEEPA tariffs, the U.S. government imposed new and revised tariffs under various available regimes which may apply to certain products for which the Company is the importer of record.

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

Revenues. For the three and nine months ended September 26, 2026 and September 27, 2025, our revenues by display application, which include product sales and amounts earned from research and development contracts (“R&D”), grants and collaboration arrangements, were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Defense	$8,463	$9,934	$21,084	$24,618
Industrial	52	749	120	2,172
Medical	280	1	606	574
Consumer and other product	—	9	50	58
Net product revenues	8,795	10,694	21,860	27,422
R&D	5,684	1,200	9,143	3,345
License and royalties	606	69	727	189
ASC 606 revenues	15,085	11,962	31,730	30,956
Grant	3,105	—	9,145	—
Collaboration	—	—	601	—
Non ASC 606 revenues	3,105	—	9,746	—
Total Revenues	$18,190	$11,962	$41,476	$30,956

Sales of our products for Defense applications include systems used by the military both in the field and for training and simulation. Sales of our products for Defense applications may be for a one-time purchase or for programs that run for several years. Revenues from product sales to defense customers decreased in the three and nine months ended September 26, 2026 as compared to the three and nine months ended September 27, 2025, primarily related to a decrease in revenue from products used in thermal weapon sights.

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

Industrial applications revenues decreased by $0.7 million and $2.1 million in the three and nine months ended September 26, 2026, respectively, as compared to the prior-year periods, primarily due to lower demand from 3D metrology equipment customers.

Sales of our displays for Consumer applications are primarily for use in thermal imaging products, recreational rifle and hand-held scopes.

R&D revenues increased by $4.5 million and $5.8 million in the three and nine months ended September 26, 2026, respectively, as compared to the three and nine months ended September 27, 2025 primarily due to the Company’s start of the development program with Fabric.AI entered into on April 27, 2026 to develop and commercialize certain GPU to GPU connectivity technologies. These contracts typically reimburse us for direct costs and allocated overhead and selling, general and administrative costs and in some cases profit.

The $0.5 million increase in license and royalty revenue in the three and nine months ended September 26, 2026 as compared to the three and nine months ended September 27, 2025 is due to an increase in license revenue earned under IP license agreements for industrial wearable headsets.

Grant revenues increased in the three and nine months ended September 26, 2026 as compared to the three and nine months ended September 27, 2025 in connection with the Company’s government grant, awarded in the fourth quarter of 2025, for the development of ultra-bright, full color MicroLED displays optimized for ground soldier augmented reality applications.

Collaboration revenues increased in the nine months ended September 26, 2026 as compared to the nine months ended September 27, 2025 as a result of the Company’s strategic partnership, initiated in the fourth quarter of 2025, to develop the next generation clip on with augmented reality and thermal integration capabilities based on the Company’s micro-display technology.

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for the three and nine months ended September 26, 2026 and September 27, 2025 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands, except for percentages)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Cost of product revenues	$6,390	$8,397	$18,586	$23,098
Cost of product revenues as a % of net product revenues	73%	79%	85%	84%

The decrease in cost of product revenues as a percentage of net product revenues for the three months ended September 26, 2026, as compared to the three months ended September 27, 2025, was primarily attributable to production efficiency improvements. The increase in cost of product revenues as a percentage of net product revenues during the nine months ended September 26, 2026, as compared to the nine months ended September 27, 2025, was primarily attributable to reduced production efficiency during the first three months of 2026.

Research and Development. R&D expenses are incurred in support of internal display development programs and programs funded by agencies or prime contractors of the U.S. Government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. In fiscal year 2026, we expect our R&D expenditures to be related to our display products, overlay weapon sights and OLED display technologies. R&D expenses for the three and nine months ended September 26, 2026 and September 27, 2025 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Funded	$4,470	$647	$11,603	$1,749
Internal	1,172	1,856	3,475	4,815
Total research and development expense	$5,642	$2,503	$15,078	$6,564

Funded R&D expense for the three and nine months ended September 26, 2026 increased as compared to the three and nine months ended September 27, 2025 primarily due to the Company’s government grant for the development of ultra-bright, full color MicroLED displays optimized for ground soldier augmented reality applications and the development program with Fabric.AI to develop and commercialize certain GPU to GPU connectivity technologies. Funded R&D expense includes costs related to grant and collaboration income. Internal R&D expense decreased for the three and nine months ended September 26, 2026 as compared to the three and nine months ended September 27, 2025 primarily due to lower labor hours spent on internal research and development activities.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. SG&A expenses for the three and nine months ended September 26, 2026 and September 27, 2025 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands, except for percentages)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Selling, general and administrative expense	$6,667	$1,629	$17,811	$11,230
Selling, general and administrative expense as a % of revenues	37%	14%	43%	36%

SG&A increased by $5.0 million and $6.6 million in the three and nine months ended September 26, 2026, respectively, as compared to the three and nine months ended September 27, 2025 primarily due to increases in professional fees and accrued performance-based compensation. In the three months ended September 27, 2025, there was a reduction of accrued legal fees in the amount of approximately $3.3 million.

Gain on Legal Contingency. On September 5, 2025, Kopin received a judgment from the courts in the BlueRadios litigation awarding BlueRadios $19.7 million in damages but denying a permanent injunction and prejudgment interest. As a result, the accrued litigation damages were reduced by $5.1 million in the three months ended September 27, 2025.

Other Income (expense), net. Other income (expense), net, is primarily composed of interest income, foreign currency transactions, gains on fair value recording of investments and other non-operating income items. Other income (expense), net, for the three and nine months ended September 26, 2026 and September 27, 2025 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Other (expense) income, net	$(2,911)	$(401)	$1,625	$793

During the three months ended September 26, 2026 and September 27, 2025, other expenses was primarily due to losses on investments of approximately $2.7 million and $0.4 million, respectively. The loss on investments of $2.7 million includes fair value adjustments on investments in Fabric.AI, Kopin Europe Ltd and Kopin’s loan with Kopin Europe Ltd. for a loss of $0.5 million, $1.9 million and $0.1 million respectively. During the nine months ended September 26, 2026, other income was primarily due to gains on investments of approximately $1.9 million compared to interest income in the nine months ended September 27, 2025 of approximately $1.1 million.

Tax Provision. We recorded a benefit for income taxes of approximately $2.1 million in the three months ended June 27, 2026 due to the expiration of the statute of limitations of an uncertain tax position. We recorded a provision for income taxes of approximately $0.1 million and $0.2 million in the three and nine months ended September 27, 2025, respectively.

Net (Loss)/Income. We had net losses of $3.4 million and $6.3 million during the three and nine months ended September 26, 2026, respectively, compared to a net income of $4.1 million and net loss of $4.2 million during the three and nine months ended September 27, 2025, respectively. The increase in the net loss during the three months ended September 26, 2026 compared to the three months ended September 27, 2025 was due to the $5.1 million litigation accrual reversal in the third quarter of 2025 and $2.3 million increase in losses on investments. The increase in the net loss during the nine months ended September 26, 2026 compared to the nine months ended September 27, 2025 was primarily due to the $5.1 million litigation accrual reversal in the third quarter of 2025 partially offset by a $2.1 million tax credit in the nine-months ended September 26, 2026.

Liquidity and Capital Resources

On September 26, 2026 and December 27, 2025, we had cash and cash equivalents, including restricted cash, and marketable securities of $51.3 million and working capital, excluding restricted cash, of $16.7 million compared to $61.6 million and $32.5 million, respectively.

	Nine Months Ended	Nine Months Ended
	September 26, 2026	September 27, 2025
Net cash used for operating activities	$(2,734,286)	$(7,683,203)
Net cash (used in) provided by investing activities	(6,486,343)	20,183,453
Net cash used in financing activities	(1,095,112)	(154,706)
Effect of exchange rate changes on cash	438	2,476
(Decrease) increase in cash and equivalents	$(10,315,303)	$12,348,020

For the nine months ended September 26, 2026 cash used in operating activities consisted primarily of net losses from operations of $6.3 million and non-cash charges of $0.6 million, partially offset by cash inflows from changes in operating assets and liabilities of $4.2 million. For the nine months ended September 27, 2025, cash used in operating activities consisted of a net loss of $4.2 million, net cash used in operating assets and liabilities of $3.0 million and non-cash charges of $0.5 million. For the nine months ended September 26, 2026, net cash used in investing activities in the amount of $6.5 million consisted of capital expenditures. For the nine months ended September 27, 2025, cash provided by investing activities was primarily related to net proceeds from the sale of marketable securities. We expect that net cash used for or provided by operating activities to fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results and changes in components of working capital. Our cash and cash equivalents and liquidity could be adversely affected by any amounts that become payable in connection with any adverse results from any litigation we are, or may become, involved in. For the nine months ended September 26, 2026, the change in financing activities was the settlements of restricted stock for tax withholding obligations for $1.1 million.

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

On October 16, 2025, the Company completed a $15 million strategic investment with Theon. Under the terms of the Agreements, Theon acquired a 49% interest in Kopin’s subsidiary, Kopin Europe Ltd. for $8.0 million and the parties entered into a licensing and development agreement and funding agreements relating to the joint development of military products. In addition, Theon purchased $7.0 million worth of shares of Series A Convertible Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”). Each share of the Preferred Stock was convertible into shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”) at an initial fixed conversion price of $3.00 per share, pursuant to the terms of the Certificate of Designation for Series A Convertible Preferred Stock of the Company (the “Certificate of Designations”). The Company had the ability to force the conversion of the preferred stock into common stock once the Company’s common stock trades at $5.50 per share or higher for 10 Trading Days (as defined in the Certificate of Designation) within a 30 consecutive Trading Day period. The Preferred Stock carried an annual dividend of at the base rate of 4%, 2% payable in cash and 2% payable in stock. With the close of this transaction, Kopin Europe Ltd. was deconsolidated from the Company’s consolidated financial statements. Therefore, the condensed consolidated statements of operations for the three and nine months ended September 26, 2026 and September 27, 2025 only includes the activity related to Kopin Europe Ltd. during the nine months ended September 27, 2025. The assets and liabilities of Kopin Europe Ltd. are no longer included within the Company’s condensed balance sheets.

On May 28, 2026, Theon exercised its conversion right under the Certificate of Designation to convert all 1,000 outstanding shares of Series A Convertible Preferred stock into shares of Common Stock. The conversion was effected at a conversion price of $3.00 per share resulting in the issuance of 2,380,973 shares of the Company’s common stock to Theon. The Company’s Series A Convertible Preferred stock has been retired and no shares of Series A Convertible Preferred Stock are outstanding.

The domestic locations balance of cash, cash equivalents, and restricted cash of $51.3 million and $61.6 million for the period ended September 26, 2026 and fiscal year ended December 27, 2025 includes $25.5 million and $25.3 million of restricted cash as of September 26, 2026 and December 27, 2025, respectively, that is not available for current operating use.

The manufacturing operations at our Korean facility, Kowon, have ceased and Kowon was liquidated at fiscal year ended 2018. As of December 27, 2025 we had recorded deferred tax liabilities for any additional withholding tax that may be due to the Korean government upon Kowon’s final tax return acceptance. The statute of limitations expired during the three months ended June 27, 2026 and we reversed the deferred tax liability of $2.1 million as of September 26, 2026.

We expect to expend between $1.0 million and $1.5 million on capital expenditures for the remainder of 2026.

We had net losses of $3.4 million and $6.3 million during the three and nine months ended September 26, 2026, respectively, and net income of $2.6 million in fiscal year 2025, and net cash outflows used in operations of $2.7 million and $15.5 million for the nine months ended September 26, 2026 and for the fiscal year ended 2025, respectively. Moreover, the Company has posted a bond to satisfy the court’s verdict of $19.7 million in damages and anticipated accrued interest in the matter of BlueRadios vs. Kopin Corporation should the Company’s appeal be unsuccessful (refer to Note 17 of our condensed consolidated financial statements for more information).

As of September 26, 2026, the Company had $25.8 million of cash and cash equivalents (excluding restricted cash), which the Company believes is sufficient to support its operations and satisfy its obligations for at least the next twelve months from the issuance of these financial statements. We estimate we will have sufficient liquidity to fund operations beyond the fourth quarter of 2027. Nonetheless, we monitor the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If our actual results are less than projected or we need to raise capital for additional liquidity, we may be required to do additional equity financing, reduce expenses or enter into a strategic transaction. However, we can make no assurance that we will be able to raise additional capital, reduce expenses sufficiently, or enter into a strategic transaction on terms acceptable to us, or at all.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 26, 2026, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 26, 2026, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 26, 2026, our disclosure controls and procedures were not effective as of September 26, 2026 due to the following material weaknesses which were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 27, 2025, and continue to exist as of September 26, 2026:

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

Remediation Activities

Management is actively engaged in the implementation of a remediation plan to implement measures designed to improve our internal control over financial reporting to remediate these material weaknesses with oversight from the Audit Committee of the Board of Directors. During the quarter ended September 26, 2026, the Company engaged third-party consultants to (i) support the period-end financial reporting and SEC reporting process, (ii) assist with the assessment and remediation of information technology general controls, and (iii) assess previously identified control deficiencies and develop remediation plans related to business process controls. These material weaknesses will not be considered remediated until the applicable controls are designed, implemented, operating for a sufficient period of time, and tested and concluded by management to be operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 26, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

BlueRadios, Inc. v. Kopin Corporation, Civil Action No. 16-02052-JLK (D. Col.):

On August 12, 2016, BlueRadios, Inc. (“BlueRadios”) filed a complaint in the U.S. District Court for the District of Colorado, alleging that the Company breached a contract between it and BlueRadios concerning the design, development and commercialization of micro-display products with embedded wireless technology referred to as “Golden-i,” breached the covenant of good faith and fair dealing associated with that contract, breached its fiduciary duty to BlueRadios, and misappropriated trade secrets owned by BlueRadios in violation of Colorado law (C.R.S. § 7-74-104(4)) and the Defend Trade Secrets Act (18 U.S.C. § 1836(b)(1)). BlueRadios further alleged that the Company was unjustly enriched by its alleged misconduct, BlueRadios is entitled to an accounting to determine the amount of profits obtained by the Company as a result of its alleged misconduct, and the inventorship on at least ten patents or patent applications owned by the Company need to be corrected to list BlueRadios’ employees as inventors and thereby list BlueRadios as co-assignees of the patents. BlueRadios seeks monetary, declaratory, and injunctive relief, including for alleged non-payment of engineering retainer fees.

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

On September 5, 2025, a post-trial order was entered in the U.S. District Court for the District of Colorado in the matter of BlueRadios, Inc. v. Kopin Corporation finding for the plaintiff, BlueRadios, Inc. and awarding approximately $19.7 million in damages but denying a permanent injunction and prejudgment interest. In the second quarter of 2024, the Company had estimated and accrued $24.8 million in probable and reasonably estimable damages for this matter. As a result of the post-trial order, the Company reduced the accrual to $19.7 million and recognized a benefit of $5.1 million for the reduction in the accrual in the condensed consolidated Statements of Operations for the three and nine months ended September 27, 2025.

On September 26, 2025, the Company and its lawyers entered into a Mutual Release agreement (the “Release”) in which accrued legal expenses in connection with the BlueRadios litigation were resolved. The release reduced unpaid accrued legal expenses by $3.3 million to $1.9 million as of September 27, 2025. The reduction in accrued legal fees is included within selling, general and administrative in the Company’s condensed consolidated financial statements for the three and nine months ended September 27, 2025.

On October 2, 2025, the Company posted a supersedeas bond for $23.0 million which consisted of the $19.7 million judgment, legal expenses, and interest that would accrue over the expected term of the appeal. To post the bond the Company entered into loan agreements (the “Agreements”) with its bank which provides the bank with a security interest in the $23.0 million plus $1.15 million in fees for a total of $24.2 million the Company deposited with the bank. This $24.2 million is classified as Restricted Cash. The bank then issued a Letter of Credit (LOC) to a surety company who then issued the bond to the court. The Agreement provides for standard representations and warranties and allows the bank to use the $23.0 million to satisfy the LOC in the event the LOC is called.

On October 7, 2025, the Company filed an appeal for the $19.7 million judgment against the Company in connection with the BlueRadios litigation. As of December 27, 2025, the Company has accrued $19.7 million for the judgment within Accrued litigation damages and has accrued approximately $0.3 million in related interest within Other accrued liabilities.

On June 25, 2026, BlueRadios, Inc. filed its opening and response appellate brief in the Federal Circuit, requesting that the court affirm the September 2025 judgment against Kopin Corporation for trade secret misappropriation and reverse portions of the district court’s decision that denied additional damages, injunctive relief, and unpaid retainer claims. As of September 26, 2026, there are no changes in circumstances that would result in a change in the corresponding legal accrual.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the three months ended September 26, 2026 that were not registered under the Securities Act.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K, during the quarter ended September 26, 2026.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Michael Murray, Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
31.2	Certification of Erich Manz, Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
32.1	Certification of Michael Murray, Chief Executive Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
32.2	Certification of Erich Manz, Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 26, 2026 (Unaudited) and December 27, 2025, (ii) Condensed Consolidated Statements of Operations (Unaudited) three and nine months ended September 26, 2026 and September 27, 2025, (iii) Condensed Consolidated Statement of Comprehensive Loss (Unaudited) for the three and nine months ended September 26, 2026 and September 27, 2025, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) three and nine months ended September 26, 2026 and September 27, 2025, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 26, 2026 and September 27, 2025, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION
(Registrant)

Date: November 10, 2026	By:	/S/ MICHAEL MURRAY
Michael Murray
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	By:	/S/ ERICH MANZ
Erich Manz
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

